Form 10-Q
period 2019-09-30
TELA Bio, Inc.
filed 2019-12-18
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37526

TELA Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5320061 (I.R.S. Employer Identification Number)

1 Great Valley Parkway, Suite 24 Malvern, Pennsylvania (Address of principal executive offices)	19355 (Zip Code)

(484) 320-2930
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	TELA	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 3, 2019, the registrant had 11,405,543  shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•	the commercial success and the degree of market acceptance of our products;
•	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States;
•	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
•	our ability to compete successfully with larger competitors in our highly competitive industry;
•	our ability to achieve and maintain adequate levels of coverage or reimbursement to our current and any future products we may seek to commercialize;
•	our ability to enhance our products, expand our indications and develop and commercialize additional products;
•	the development, regulatory approval, efficacy and commercialization of competing products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	the size of the markets for our current and future products;
•	our ability to attract and retain senior management and other highly qualified personnel;
•	our ability to obtain additional capital to finance our planned operations;
•	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
•	regulatory developments in the United States and internationally;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
•	our expectations regarding the use of proceeds from our initial public offering; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form

10-Q and in our prospectus dated November 7, 2019 (the “Prospectus”), as filed with the Securities and Exchange Commission  (the “SEC”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended  (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333- 234217) and, in particular, the risks and uncertainties discussed therein under the caption “Risk Factors.” Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events.  Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA BIO, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,701	$17,278
Accounts receivable	2,278	1,298
Inventory	4,272	4,348
Prepaid expenses and other assets	365	330
Total current assets	17,616	23,254
Property and equipment, net	716	758
Intangible assets, net	2,987	3,215
Deferred offering costs	1,731	—
Total assets	$23,050	$27,227
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,701	$3,421
Accrued expenses	3,600	5,153
Other current liabilities	1,008	985
Total current liabilities	6,309	9,559
Long‑term debt with related party	30,108	29,733
Preferred stock warrant liability	1,644	1,640
Other long‑term liabilities	5	5
Total liabilities	38,066	40,937
Redeemable convertible preferred stock; $0.001 par value:
Series A preferred stock: 22,501,174 shares authorized, issued, and outstanding at September 30, 2019 and December 31, 2018; liquidation value of $34,458 at September 30, 2019	34,458	33,112
Series B preferred stock: 82,891,619 shares authorized,75,560,456 and 63,032,500 issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation value of $110,213 at September 30, 2019	110,926	91,038
Total redeemable convertible preferred stock	145,384	124,150
Stockholders’ deficit:
Common stock; $0.001 par value: 127,157,585 shares authorized; 298,992 and 296,629 shares issued and 298,117 and 295,717 shares outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(160,398)	(137,860)
Total stockholders’ deficit	(160,400)	(137,860)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$23,050	$27,227

See accompanying notes to unaudited interim consolidated financial statements.

TELA BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$3,973	$2,212	$10,582	$5,847
Cost of revenue (excluding amortization of intangible assets)	1,293	769	4,045	3,224
Amortization of intangible assets	76	76	228	709
Gross profit	2,604	1,367	6,309	1,914
Operating expenses:
Sales and marketing	4,736	3,608	12,678	9,630
General and administrative	1,208	1,399	3,737	3,366
Research and development	516	1,044	3,230	3,362
Gain on litigation settlement	—	(2,160)	—	(2,160)
Total operating expenses	6,460	3,891	19,645	14,198
Loss from operations	(3,856)	(2,524)	(13,336)	(12,284)
Other (expense) income:
Interest expense	(899)	(309)	(2,725)	(1,037)
Loss on extinguishment of debt	—	—	—	(615)
Change in fair value of preferred stock warrant liability	34	17	(4)	191
Other income	55	10	172	44
Total other (expense) income	(810)	(282)	(2,557)	(1,417)
Net loss	(4,666)	(2,806)	(15,893)	(13,701)
Accretion of redeemable convertible preferred stock to redemption value	(2,058)	(1,871)	(6,843)	(6,848)
Net loss attributable to common stockholders	$(6,724)	$(4,677)	$(22,736)	$(20,549)
Net loss per common share, basic and diluted	$(22.58)	$(15.84)	$(76.62)	$(69.70)
Weighted average common shares outstanding, basic and diluted	297,750	295,228	296,743	294,823
Comprehensive loss:
Net loss	$(4,666)	$(2,806)	$(15,893)	$(13,701)
Foreign currency translation adjustment	1	—	(2)	—
Comprehensive loss	$(4,665)	$(2,806)	$(15,895)	$(13,701)

See accompanying notes to unaudited interim consolidated financial statements.

TELA BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Three and Nine Months Ended September 30, 2019

(In thousands, except share amounts)

(Unaudited)

	Redeemable convertible preferred stock				Stockholders’ deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at June 30, 2019	22,501,174	$34,005	73,587,014	$107,058	297,502	$—	$—	$(3)	$(153,744)	$(153,747)
Vesting of common stock previously subject to repurchase	—	—	—	—	202	—	2	—	—	2
Exercise of stock options	—	—	—	—	413	—	4	—	—	4
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $26	—	—	1,973,442	2,263	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Stock‑based compensation expense	—	—	—	—	—	—	64	—	—	64
Accretion of redeemable convertible preferred stock to redemption value	—	453	—	1,605	—	—	(70)	—	(1,988)	(2,058)
Net loss	—	—	—	—	—	—	—	—	(4,666)	(4,666)
Balance at September 30, 2019	22,501,174	$34,458	75,560,456	$110,926	298,117	$—	$—	$(2)	$(160,398)	$(160,400)

	Redeemable convertible preferred stock				Stockholders’ deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2019	22,501,174	$33,112	63,032,500	$91,038	295,717	$—	$—	$—	$(137,860)	$(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	508	—	3	—	—	3
Exercise of stock options	—	—	—	—	1,892	—	12	—	—	12
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $141	—	—	12,527,956	14,391	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Stock‑based compensation expense	—	—	—	—	—	—	183	—	—	183
Accretion of redeemable convertible preferred stock to redemption value	—	1,346	—	5,497	—	—	(198)	—	(6,645)	(6,843)
Net loss	—	—	—	—	—	—	—	—	(15,893)	(15,893)
Balance at September 30, 2019	22,501,174	$34,458	75,560,456	$110,926	298,117	$—	$—	$(2)	$(160,398)	$(160,400)

See accompanying notes to unaudited interim consolidated financial statements.

TELA BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Three and Nine Months Ended September 30, 2018

(In thousands, except share amounts)

(Unaudited)

	Redeemable convertible preferred stock				Stockholders’ deficit

							Additional
	Series A		Series B		Common stock		paid‑in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2018	22,501,174	$32,205	60,719,500	$85,470	295,125	$—	$—	$(123,928)	$(123,928)
Vesting of common stock previously subject to repurchase	—	—	—	—	126	—	1	—	1
Exercise of stock options	—	—	—	—	145	—	1	—	1
Stock‑based compensation expense	—	—	—	—	—	—	61	—	61
Accretion of redeemable convertible preferred stock to redemption value	—	453	—	1,418	—	—	(63)	(1,808)	(1,871)
Net loss	—	—	—	—	—	—	—	(2,806)	(2,806)
Balance at September 30, 2018	22,501,174	$32,658	60,719,500	$86,888	295,396	$—	$—	$(128,542)	$(128,542)

	Redeemable convertible preferred stock				Stockholders’ deficit

							Additional
	Series A		Series B		Common stock		paid‑in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2018	22,501,174	$30,940	59,425,431	$80,409	293,791	$—	$—	$(108,171)	$(108,171)
Vesting of common stock previously subject to repurchase	—	—	—	—	448	—	3	—	3
Exercise of stock options	—	—	—	—	1,157	—	6	—	6
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $151	—	—	1,294,069	1,349	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	169	—	169
Accretion of redeemable convertible preferred stock to redemption value	—	1,718	—	5,130	—	—	(178)	(6,670)	(6,848)
Net loss	—	—	—	—	—	—	—	(13,701)	(13,701)
Balance at September 30, 2018	22,501,174	$32,658	60,719,500	$86,888	295,396	$—	$—	$(128,542)	$(128,542)

See accompanying notes to unaudited interim consolidated financial statements.

TELA BIO, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,893)	$(13,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206	393
Noncash loss on extinguishment of debt	—	513
Noncash interest expense	395	398
Amortization of intangible assets	228	709
Inventory excess and obsolescence charge	1,093	1,550
Change in fair value of warrants	4	(191)
Stock‑based compensation expense	183	169
Changes in operating assets and liabilities:
Accounts receivable	(983)	(475)
Inventory	(1,023)	(3,287)
Prepaid expenses and other assets	(35)	125
Accounts payable	(2,470)	1,178
Accrued expenses and other liabilities	(44)	(1,541)
Net cash used in operating activities	(18,339)	(14,160)
Cash flows from investing activities:
Payment for intangible asset	(2,500)	—
Purchases of property and equipment	(164)	(42)
Net cash used in investing activities	(2,664)	(42)
Cash flows from financing activities:
Proceeds from issuance of long‑term debt and preferred stock warrants	—	8,000
Repayment of long‑term debt	—	(5,000)
Borrowings under revolving credit facility	—	4,912
Repayments of revolving credit facility	—	(3,668)
Proceeds from issuance of Series B redeemable preferred stock, net	14,415	1,349
Payment of deferred financing costs	—	(830)
Proceeds from exercise of stock options	12	6
Net cash provided by financing activities	14,427	4,769
Effect of exchange rate on cash	(1)	—
Net decrease in cash and cash equivalents	(6,577)	(9,433)
Cash and cash equivalents, beginning of period	17,278	11,346
Cash and cash equivalents, end of period	$10,701	$1,913
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,330	$639
Cash paid on loss on extinguishment of debt	$—	$102
Supplemental disclosures of noncash investing and financing activities:
Fair value of warrants issued in connection with equity and debt financing	$—	$187
Accretion of redeemable preferred stock to redemption value	$6,843	$6,848
Intangible assets in accrued expenses and other liabilities	$—	$4,000
Deferred Series B equity costs in accounts payable and accrued expenses	$24	$—
Deferred offering costs in accounts payable and accrued expenses	$1,731	$—
Issuance of common stock for early exercised stock options	$3	$3

See accompanying notes to unaudited interim consolidated financial statements.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is focused on the commercialization and sale of OviTex Reinforced Tissue Matrix, which utilizes surgical reconstruction medical device technology licensed from a strategic partner and on the research and development of additional medical devices with this strategic partner and on other internally developed technologies. In April 2019, the Company received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $160.4 million as of September 30, 2019. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses and has limited resources available to fund current commercialization and research and development activities.

In November 2019, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 4,398,700 shares of its common stock at a public offering price of $13.00 per share, including 398,700 shares of the Company’s common stock sold pursuant to the underwriters’ option to purchase additional shares.  The Company received net proceeds of $50.7 million after deducting underwriting discounts, commissions and other offering expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s Prospectus dated November 7, 2019 filed with the SEC. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10‑01 of Regulation S‑X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Prospectus.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Reverse Stock Split

The Company effected a one-for-24.69 reverse stock split of its common stock on October 28, 2019. The reverse stock split combined approximately 25 shares of the Company's issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its redeemable convertible preferred stock. No fractional shares were issued in connection with the reverse stock split. Any fractional share resulting from the reverse stock split was rounded down to the nearest whole share, and in lieu of any fractional shares, the Company will pay in cash to the holders of such fractional shares an amount equal to the fair value, as determined by the board of directors, of such fractional shares. All common stock, per share and related information presented in the unaudited interim consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant judgments are employed in estimates used to determine the fair value of redeemable convertible preferred stock, preferred stock warrant liability and stock‑based awards issued, and recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third‑party fees that are directly associated with in‑process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded as a reduction of additional paid‑in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the consolidated statement of operations. Deferred offering costs were $1.7 million at September 30, 2019.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2019, using the modified retrospective method. The adoption of this guidance had no cumulative adjustment to the Company’s consolidated financial statements as of the adoption date. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of the promised good, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods.

The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

A significant portion of the Company’s revenue is generated from sales representatives or from consigned inventory maintained at hospitals. Revenue from the sale of consigned products is recognized when control is transferred to the customer, which occurs at the time the product is used in a surgical procedure. For product that is not held on consignment, the Company recognizes revenue when control transfers to the customer which occurs at the time the product is shipped or delivered. For all of the Company’s contracts, the only identified performance obligation is providing the product to the customer.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Payment terms with customers do not exceed one year and, therefore, the Company does not account for a financing component in its arrangements. The Company expenses incremental costs of obtaining a contract with a customer (e.g., sales commissions) when incurred as the period of benefit is less than one year. Fees charged to customers for shipping are recognized as revenue.

Prior to the adoption of ASC Topic 606, revenue was recognized when persuasive evidence of an arrangement existed, the price was fixed or determinable, delivery had occurred, and there was a reasonable assurance of collection of the sales proceeds. Revenue for products sold to a customer was recognized when the product was shipped to the customer, at which time title passed to the customer. In the case of consigned inventory, revenue was recognized when the product was utilized in a surgical procedure.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and accounts payable are shown at cost, which approximates fair value due to the short‑term nature of these instruments. Due to the related‑party relationship of our credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”) (Note 5), it is impractical to determine the fair value of the debt. Items measured at fair value on a recurring basis include the Company’s preferred stock warrants. The warrants are carried at their estimated fair value. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets:
Cash equivalents – money market fund	$9,470	$—	$—
Liability:
Warrant liability	$—	$—	$1,644
December 31, 2018
Assets:
Cash equivalents – money market fund	$16,002	$—	$—
Liability:
Warrant liability	$—	$—	$1,640

A rollforward of the warrant liability (Level 3 measurement) is as follows:

January 1, 2019	$1,640
Change in fair value of warrants	4
September 30, 2019	$1,644

The fair value of the warrants at September 30, 2019 was determined using the Black‑Scholes option pricing model with the following assumptions:

		Convertible
	MidCap Credit	promissory
	Facility	notes	Notes payable
Expected dividend yield	—	—	—
Expected volatility	57.46%	57.40%	57.19%
Risk‑free interest rate	1.65%	1.62%	1.62%
Remaining contractual term in years	8.6	7.3	7.5

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted‑average shares of common stock outstanding during the reporting period. The Company’s outstanding redeemable convertible preferred stock contractually entitles the holders of such shares to participate in distributions but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted‑average shares used to calculate both basic and diluted loss per share are the same.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted‑average shares outstanding for the periods presented, as they would be antidilutive.

	September 30,
	2019	2018
Series A redeemable convertible preferred stock	911,336	911,336
Series B redeemable convertible preferred stock	3,060,302	2,459,245
Stock options (including shares subject to repurchase)	552,605	472,450
Series B redeemable convertible preferred stock warrants	88,556	88,556
Total	4,612,799	3,931,587

Amounts in the above table reflect the common stock equivalents of the noted instrument.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The standard is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company plans to adopt this standard on January 1, 2021 and is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include stock-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs (i.e., the period of time over which stock-based payment awards vest and the pattern of cost recognition over that period). The guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC Topic 820. The goal of the ASU is to improve the effectiveness of ASC Topic 820's disclosure requirements. The standard is effective for the Company beginning January 1, 2020. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(4) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation and related benefits	$1,755	$1,760
Interest	—	42
Professional fees	1,207	552
Accrued milestone payments	—	2,500
Research and development expenses	35	133
Other	603	166
	$3,600	$5,153

(5) Long‑term Debt

Long‑term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized issuance costs	(2,892)	(3,267)
Long‑term debt	$30,108	$29,733

OrbiMed Term Loan (Related Party)

Pursuant to the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”) the Company provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by the Company. The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). In November 2018, the Company borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay the MidCap Credit Facility and will use the remaining proceeds to fund operations and capital expenditures. The Company is eligible to borrow Tranche 2 until December 31, 2019, as the Company’s consolidated revenue on a trailing six‑month basis equaled or exceeded $7.5 million. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by the Company. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, the Company must maintain a minimum cash balance of $2.0 million. In the event of default under the OrbiMed Credit Facility, the Company would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 3%.

The OrbiMed Term Loans mature on November 16, 2023 and bear interest at a rate equal to 7.75% plus the greater of one‑month LIBOR or 2.0%. At September 30, 2019, the interest rate was 9.86%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $3.3 million of third‑party

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

and lender fees, which along with the end of term charge were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective‑interest method. Interest expense associated with the OrbiMed Credit Facility recorded during the nine months ended September 30, 2019 was $2.7 million, $0.4 million was related to the amortization of debt issuance costs.

(6) Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Preferred Stock

During the nine months ended September 30, 2019, the Company entered into various stock purchase agreements with new and existing investors pursuant to which the Company sold an aggregate 12,527,956 shares of the Company’s Series B redeemable convertible preferred stock (“Series B”) at $1.16 per share for aggregate gross proceeds of $14.5 million. Transaction fees of $0.1 million were recorded as a reduction of the carrying value of the Series B.

Warrants

The Company had the following warrants outstanding to purchase Series B at September 30, 2019:

		Exercise	Expiration
	Outstanding	price	dates
Preferred stock warrants issued to MidCap	206,897	$ 1.16	2028
Preferred stock warrants issued to note payable holders	387,932	$ 1.16	2027
Preferred stock warrants issued to convertible promissory note holders	1,591,864	$ 1.16	2027
	2,186,693

The Company accounts for its warrants to purchase shares of redeemable convertible preferred stock as liabilities as they are exercisable for a redeemable instrument. The Company adjusted the liability for changes in fair value until the consummation of the Company’s IPO.

In connection with the IPO, the Company’s outstanding shares of preferred stock including accrued dividends payable were converted into an aggregate of 6,708,649 shares of common stock, and the Company’s outstanding warrants to purchase shares of preferred stock were automatically converted into warrants to purchase an aggregate of 88,556 shares of common stock.

(7) Stock‑Based Compensation

In 2012, the Company adopted the 2012 Stock Incentive Plan (the “Plan”), which was later amended and restated, pursuant to which 30,738 shares were available for future issuances as of September 30, 2019. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the award. The Company recorded stock‑based

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

compensation expense in the following expense categories of its accompanying consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30, 2019		September 30, 2019
	2019	2018	2019	2018
Sales and marketing	$31	$21	$61	$51
General and administrative	29	32	101	90
Research and development	4	8	21	28
Total stock‑based compensation	$64	$61	$183	$169

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2019	489,222	$5.84
Granted	86,485	7.54
Exercised	(1,892)	5.93
Early exercised	(471)	5.93
Canceled/forfeited	(21,614)	6.98
Outstanding at September 30, 2019	551,730	6.07	7.29
Vested and expected to vest at September 30, 2019	551,730	$6.07	7.29
Exercisable at September 30, 2019	461,414	$5.47	5.63

The 2012 Plan provides the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At September 30, 2019, $5,000 of proceeds from early exercised options are recognized as a current liability in accrued expenses in the accompanying balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2019	912
Early exercised	471
Vested	(508)
Unvested balance at September 30, 2019	875

The weighted average grant‑date fair value per share of options granted was $4.55 during the nine months ended September 30, 2019. The aggregate intrinsic value of options exercised was nominal for the nine months ended September 30, 2019. As of September 30, 2019, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $0.4 million, which is expected to be recognized in expense over a weighted‑average period of approximately 2.61 years.

In connection with the IPO, the Company adopted the TELA Bio, Inc. 2019 Equity Incentive Plan, under which 1,215,067 shares were reserved for issuance.

TELA BIO, INC.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Estimating Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Certain of these inputs are subjective and generally requires judgment to determine.

Expected term – The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average time to vesting and the contractual life of the options.

Expected volatility – Due to the Company’s limited operating history and lack of company‑specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk‑free interest rate – The risk‑free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended
	September 30, 2019
Expected dividend yield	—
Expected volatility	55.95%
Risk‑free interest rate	2.12%
Expected term	6.25	Years

(8) Related‑Party Transactions

On November 16, 2018, the Company entered into a senior secured term loan facility with OrbiMed, an entity affiliated with an owner of a material amount of the Company’s outstanding voting securities. The terms of the debt and related components are further described in more detail in Note 5.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the audited financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our IPO prospectus dated November 7, 2019 (the “Prospectus”) filed with the Securities and Exchange Commission (“SEC”).  In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing a new category of tissue reinforcement materials to address unmet needs in soft tissue reconstruction. We offer a portfolio of advanced reinforced tissue matrices that improve clinical outcomes and reduce overall costs of care in hernia repair, abdominal wall reconstruction and plastic and reconstructive surgery. Our products are an innovative solution that integrate multiple layers of minimally‑processed biologic material with interwoven polymers in a unique embroidered pattern, which we refer to as a reinforced tissue matrix.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost‑effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery, Ltd. (“Aroa”), our exclusive manufacturer and supplier, and have demonstrated safety and clinical effectiveness in our ongoing, prospective, single arm multicenter post‑market clinical study, which we refer to as our BRAVO study. The first 32 patients who reached one-year follow‑up in the BRAVO study had experienced no ventral hernia recurrences, no explantations and no surgical site occurrences requiring follow‑up surgery. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix, or OviTex PRS, addresses unmet needs in plastic and reconstructive surgery.

Prior to obtaining FDA clearance for our first OviTex product, we devoted substantially all of our resources to the design and development of our reinforced tissue matrices. Our development efforts to date have included an extensive non‑human primate preclinical research data set for OviTex. We began commercialization of our OviTex products in the United States in July 2016 and they are now sold to more than 200 hospital accounts. In the first half of 2017, we began scaling our U.S. direct commercial presence and we initiated our BRAVO study in April 2017. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic‑assisted hernia repairs over the last several years we have designed an OviTex product for use in laparoscopic and robotic‑assisted surgery called OviTex LPR which we began commercializing in November 2018. We introduced additional sizes of our OviTex products in both 25 × 30 cm and 25 × 40 cm sizes in January 2019. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA for plastic and reconstructive surgery, which clearance was obtained and is currently held by Aroa. In addition to our current portfolio, we are developing new product features and designs for both our OviTex and OviTex PRS portfolios.

We market our products through a single direct sales force, predominantly in the United States. We plan to continue to invest in our commercial organization by adding account managers, clinical development specialists, business managers and administrative support staff in order to cover the top 500 hospitals that we believe perform approximately 55% of our targeted soft tissue reconstruction procedures. We plan to continue to contract with group purchasing organizations (“GPOs”), and integrated delivery networks (“IDNs”), to increase access to and penetration of hospital accounts.

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa at their FDA registered and ISO 13485 facility in Auckland, New Zealand. We maintain our exclusive manufacturing and long‑term supply and license agreement (“Aroa License”), for the exclusive supply of ovine rumen and manufacture of our reinforced tissue matrices under which we purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost‑savings to our customers. We have devoted the majority of our resources to defending our intellectual property and researching and developing our products and product candidates. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of November 30, 2019, we had 34 sales territories in the United States.

Substantially all of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $1.8 million or 80% from $2.2 million for the three months ended September 30, 2018 to $4.0 million for the three months ended September 30, 2019 and by $4.7 million or 81% from $5.8 million for the nine months ended September 30, 2018 to $10.6 million for the nine months ended September 30, 2019.

We incurred net losses of $4.7 million and $15.9 million for the three and nine months ended September 30, 2019, respectively, compared to $2.8 million and $13.7 million for the nine months ended September 30, 2018, respectively. We have not been profitable since inception and as of September 30, 2019, we had an accumulated deficit of $160.4 million.

In November 2019, we closed our initial public offering (“IPO”), in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, which included 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.7 million after deducting underwriting discounts and commissions and other offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “TELA.” Since inception, we have financed our operations primarily through private placements of our preferred stock, issuance of convertible promissory notes, amounts borrowed under our credit facilities and sales of our products.

Components of Our Results of Operations

Revenue

Substantially all of our revenue consists of direct sales of our products to hospital accounts in the United States. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by, and we expect continued growth as a result of, increasing revenue from product sales due to our expanding customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products purchased from Aroa, charges related to excess and obsolete inventory adjustments, and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of capitalized milestone amounts paid or probable to be paid to Aroa related to license fees or commercialization rights after future economic benefit has been established for a product. These capitalized milestone amounts relate to regulatory clearances, the receipt of certain supply quantities of product, and amounts based upon aggregate net sales thresholds within a specified territory and are amortized over the remaining useful life of the intellectual property.

Gross Profit and Gross Margin

Our gross profit is calculated by subtracting our cost of revenue and amortization of intangible assets from our revenue. We calculate our gross margin percentage as our gross profit divided by our revenue. Our gross profit has been, and we expect it will continue to be, affected by a variety of factors, including sales volume and excess and inventory obsolescence costs. Our gross profit may increase to the extent our revenue grows.

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of OviTex and OviTex PRS and salaries and related benefits, sales commissions and stock‑based compensation for employees focused on these efforts. Other significant sales and marketing expenses include costs incurred with post‑market clinical studies, conferences and trade shows, promotional and marketing activities, as well as travel and training expenses.

Over time we expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our commercial organization to both drive and support our planned growth in revenue. We expect our sales and marketing expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation for personnel in executive, finance, information technology and administrative functions. General and administrative expenses also include professional service fees for legal, accounting, consulting, investor and public relations, insurance costs and direct and allocated facility‑related costs.

We expect that our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our growth and incur additional expenses related to operating as a public company, including director and officer insurance coverage, legal costs, accounting costs, costs related to exchange listing and costs related to the SEC, compliance and investor relations. We expect our general and administrative expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Research and Development Expenses

Research and development expenses consist primarily of product research, engineering, product development, regulatory compliance and clinical development. These expenses include salaries and related benefits, stock‑based compensation, consulting services, costs associated with our preclinical studies, costs incurred with our manufacturing partner under development agreements related to technology transfer, laboratory materials and supplies and an allocation of related facilities costs. We expense research and development costs as they are incurred.

We expect research and development expenses in absolute dollars to increase in the future as we develop new products and enhance existing products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Gain on Litigation Settlement

In 2018, we recognized a gain on litigation settlement related to a litigation claim that we had brought against the former carrier for our directors and officer and employment practices liability insurance for breach of contract and failure to reimburse us for defense costs incurred in litigation against LifeCell Corporation (“LifeCell”), that was fully settled in 2016.

Interest Expense

Interest expense consists of cash interest under our credit facilities, non‑cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of the excess consideration paid over the net carrying value of our debt at the time of extinguishment.

Change in Fair Value of Preferred Stock Warrant Liability

Outstanding warrants to purchase shares of our preferred stock are classified as liabilities, recorded at fair value and are subject to re‑measurement at each balance sheet date until the closing of the IPO. The change in fair value of our preferred stock warrant liability reflects a non‑cash charge primarily driven by changes in the fair value of our underlying Series B preferred stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three months ended
	September 30,		Change
	2019	2018	Dollar	Percentage
	(in thousands except percentages)
Revenue	$3,973	$2,212	$1,761	80%
Cost of revenue (excluding amortization of intangible assets)	1,293	769	524	68%
Amortization of intangible assets	76	76	—	—%
Gross profit	2,604	1,367	1,237	90%
Gross margin	66%	62%
Operating expenses:
Sales and marketing	4,736	3,608	1,128	31%
General and administrative	1,208	1,399	(191)	(14)%
Research and development	516	1,044	(528)	(51)%
Gain on litigation settlement	—	(2,160)	2,160	(100)%
Total operating expenses	6,460	3,891	2,569	66%
Loss from operations	(3,856)	(2,524)	(1,332)	53%
Other (expense) income:
Interest expense	(899)	(309)	(590)	191%
Change in fair value of preferred stock warrant liability	34	17	17	100%
Other income	55	10	45	450%
Total other (expense) income	(810)	(282)	(528)	187%
Net loss	$(4,666)	$(2,806)	$(1,860)	66%

Revenue

Revenue increased by $1.8 million, or 80%, from $2.2 million for the three months ended September 30, 2018 to $4.0 million for the three months ended September 30, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts as well as the introduction of larger sizes of OviTex during 2019. During the three months ended September 30, 2019, we sold 925 units of OviTex compared to 533 units of OviTex during the three months ended September 30, 2018, a 74% increase in unit sales volume. We commenced a limited launch of OviTex PRS in May 2019, selling 90 units during the three months ended September 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.5 million from $0.8 million for the three months ended September 30, 2018 to $1.3 million for the three months ended September 30, 2019. The increase in cost of revenue was primarily the result of higher revenue due to the growth in the number of OviTex and OviTex PRS units sold as well as a $0.1 million increase in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.1 million for both the three months ended September 30, 2018 and 2019.

Gross Margin

Gross margin increased from 62% for the three months ended September 30, 2018 to 66% for the three months ended September 30, 2019. The increase was primarily due to the decrease in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the three months ended September 30, 2019 as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $1.1 million, or 31%, from $3.6 million for the three months ended September 30, 2018 to $4.7 million for the three months ended September 30, 2019. The increase was primarily due to higher salary and commission costs of $0.7 million as a result of our sales expansion activities, including hiring of additional sales personnel. The increase was also attributable to an increase in BRAVO post-market study costs of $0.2 million, and increased recruiting and consulting costs of $0.2 million.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 14%, from $1.4 million for the three months ended September 30, 2018 to $1.2 million for the three months ended September 30, 2019. The decrease was primarily due to a $0.4 million decrease in legal expenses partially offset by an increase in consulting fees and personnel costs of $0.2 million. Legal fees for the three months ended September 30, 2018 included legal costs associated with a strategic transaction terminated during that quarter.

Research and Development

Research and development expenses decreased by $0.5 million, or 51%, from $1.0 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019 due to reduced outside development expenses and a lower level of laboratory spend.

Interest Expense

Interest expense increased by $0.6 million, or 191%, from $0.3 million for the three months ended September 30, 2018 to $0.9 million for the three months ended September 30, 2019. The increase was primarily due to having a larger principal balance outstanding with a higher interest rate during the three months ended September 30, 2019 compared to the prior period.

Change in Fair Value of Preferred Stock Warrant Liability

The fair value of our preferred stock warrant liability increased by $17,000 during the three months ended September 30, 2019 compared to the prior period due to the decrease in the remaining contractual term of the outstanding warrants.

Other Income

Other income increased by $45,000 from $10,000 for the three months ended September 30, 2018 to $55,000 in the three months ended September 30, 2019 primarily due to a larger cash balance which earned more interest compared to the prior period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine months ended
	September 30,		Change
	2019	2018	Dollar	Percentage
	(in thousands, except percentages)
Revenue	$10,582	$5,847	$4,735	81%
Cost of revenue (excluding amortization of intangible assets)	4,045	3,224	821	25%
Amortization of intangible assets	228	709	(481)	(68)%
Gross profit	6,309	1,914	4,395	230%
Gross margin	60%	33%
Operating expenses:
Sales and marketing	12,678	9,630	3,048	32%
General and administrative	3,737	3,366	371	11%
Research and development	3,230	3,362	(132)	(4)%
Gain on litigation settlement	—	(2,160)	2,160	(100)%
Total operating expenses	19,645	14,198	5,447	38%
Loss from operations	(13,336)	(12,284)	(1,052)	9%
Other (expense) income:
Interest expense	(2,725)	(1,037)	(1,688)	163%
Loss on extinguishment of debt	—	(615)	615	(100)%
Change in fair value of preferred stock warrant liability	(4)	191	(195)	(102)%
Other income	172	44	128	291%
Total other (expense) income	(2,557)	(1,417)	(1,140)	80%
Net loss	$(15,893)	$(13,701)	$(2,192)	16%

Revenue

Revenue increased by $4.7 million, or 81%, from $5.8 million for the nine months ended September 30, 2018 to $10.6 million for nine months ended September 30, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within the market. During the nine months ended September 30, 2019, we sold 2,619 units of OviTex as compared to 1,478 units of OviTex during the nine months ended September 30, 2018, a 77% increase in unit sales volume. We commenced a limited launch of OviTex PRS in May 2019, selling 103 units during the nine months ended September 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million, or 25%, from $3.2 million for the nine months ended September 30, 2018 to $4.0 million for the nine months ended September 30, 2019. The increase in cost of revenue was primarily the result of an increase in revenue partially offset by a $0.5 million decrease in the excess and obsolete inventory reserve charge recognized during the nine months ended September 30, 2019. The larger reserve expense recognized during the nine months ended September 30, 2018 was primarily due to Aroa reducing the shelf life of a certain product line during that period.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the nine months ended September 30, 2019, compared to $0.7 million in the nine months ended September 30, 2018. In May 2018, we achieved one of our regulatory milestones, and we determined that certain commercial sales milestone targets under our licensing agreement with Aroa became probable of being met. As a result, we recorded a payment obligation as an intangible asset that required a cumulative amortization charge of $0.4 million to be recognized during the nine months ended September 30, 2018.

Gross Margin

Gross margin increased from 33% for the nine months ended September 30, 2018 to 60% for the nine months ended September 30, 2019. The increase was primarily due to a lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Sales and Marketing

Sales and marketing expenses increased by $3.0 million, or 32%, from $9.6 million for the nine months ended September 30, 2018 to $12.7 million for the nine months ended September 30, 2019. Of the increase, $2.9 million was primarily due to higher salary, commissions, benefits and travel as a result of our sales expansion activities, including the hiring of additional sales personnel consistent with our growth in revenue.

General and Administrative

General and administrative expenses increased by $0.4 million or 11% from $3.4 million for the nine months ended September 30, 2018 to $3.7 million for the nine months ended September 30, 2019 primarily due to $0.3 million of increased salary and benefit costs, $0.3 million of increased consulting and professional service and $0.1 million of increased insurance costs partially offset by $0.3 million of lower legal costs. Legal fees for the nine months ended September 30, 2018 included legal costs associated with a strategic transaction terminated during that quarter.

Research and Development

Research and development expenses remained relatively flat for the nine months ended September 30, 2019 compared to the same period in the prior year.

Gain on Litigation Settlement

In the nine months ended September 30, 2018, we recognized a gain on litigation settlement of $2.2 million related to a litigation claim that we had brought against the former carrier for our directors and officer and employment practices liability insurance for breach of contract and failure to reimburse us for defense costs incurred in litigation against LifeCell that was fully settled in 2016.

Interest Expense

Interest expense increased by $1.7 million, or 163%, from $1.0 million for the nine months ended September 30, 2018 to $2.7 million for the nine months ended September 30, 2019. The increase was primarily due to having a larger principal balance outstanding with a higher interest rate during the nine months ended September 30, 2019 compared to the prior year period.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $0.6 million during the nine months ended September 30, 2018 related to the repayment of borrowings and termination of our credit facility with Hercules Capital, Inc. in April 2018. The loss was primarily comprised of the write‑off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Change in Fair Value of Preferred Stock Warrant Liability

The change in fair value of our preferred stock warrant liability was a gain of $0.2 million during the nine months ended September 30, 2018 compared to a loss of $4,000 during the nine months ended September 30, 2019. This change in the fair value of the preferred stock warrant liability during 2018 was mainly attributable to the increase in the value of the Series B preferred stock.

Other Income

Other income increased by $0.1 million from $44,000 for the nine months ended September 30, 2018 to $0.2 million for the nine months ended September 30, 2019 primarily due to a larger cash balance in 2019 which earned more interest income compared to the prior year period.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had cash and cash equivalents of $10.7 million and an accumulated deficit of $160.4 million compared to cash and cash equivalents of $17.3 million and an accumulated deficit of $137.9 million as of December 31, 2018. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets and invest funds in additional research and development activities. Through September 30, 2019, our primary sources of capital have been from private placements of our preferred stock, issuance of convertible promissory notes, borrowings under our credit facilities and sales of OviTex. As of September 30, 2019, we had $30.0 million of borrowings outstanding under our credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”). This credit facility matures in November 2023 and has $5.0 million of additional capacity through December 31, 2019, as our consolidated revenue on a trailing six‑month basis equaled or exceeded $7.5 million.  This facility requires that we maintain a minimum cash balance of $2.0 million.

On November 13, 2019, we closed our IPO in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, which included 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.7 million after deducting underwriting discounts and commissions and other expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “TELA.”

We will incur additional costs of operating as a public company. Based on our current business plan, we believe that our existing cash resources, availability under our credit facility and net proceeds from our IPO will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility. If we raise additional funds by issuing equity or equity‑linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity‑linked or debt financing will be available on terms favorable to us or our stockholders, or at all. If we are unable to obtain adequate financing we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30,
(in thousands)	2019	2018
Cash used in operating activities	$(18,339)	$(14,160)
Cash used in investing activities	(2,664)	(42)
Cash provided by financing activities	14,427	4,769
Effect of exchange rate on cash	(1)	—
Net decrease in cash and cash equivalents	$(6,577)	$(9,433)

Operating Activities

During the nine months ended September 30, 2019, we used $18.3 million of cash in operating activities, resulting from our net loss of $15.9 million and the change in operating assets and liabilities of $4.6 million, offset by non‑cash charges of $2.1 million. Our non‑cash charges were comprised of our excess and obsolete inventory charge of $1.1 million, stock‑based compensation expense of $0.2 million, interest expense of $0.4 million, depreciation of $0.2 million and amortization of intangibles of $0.2 million The change in our operating assets and liabilities was primarily related to a $1.0 million increase in our accounts receivable, a $1.0 million increase in inventory, a $35,000 increase in prepaid expenses and other assets, and a $2.5 million decrease in our accounts payable, accrued expenses and other liabilities.

During the nine months ended September 30, 2018, we used $14.2 million of cash in operating activities, resulting from our net loss of $13.7 million and the change in operating assets and liabilities of $4.0 million, offset by non‑cash charges of $3.5 million. Our non‑cash charges were comprised of depreciation of $0.4 million, loss on extinguishment of debt of $0.5 million, interest expense of $0.4 million, amortization of intangible assets of $0.7 million and our excess and obsolete inventory charge of $1.6 million. We also had stock‑based compensation expense of $0.2 million offset by a change in the fair value of our warrants of $0.2 million. The change in our operating assets was primarily related to a $0.5 million increase in our accounts receivable, a $3.3 million increase in inventory, and a $1.5 million decrease in our accrued expenses and other liabilities. These uses of cash were offset by increases in accounts payable of $1.2 million and a decrease in prepaid expenses and other assets of $0.1 million.

Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $2.7 million consisting of payments of $2.5 million for our intangible asset and purchases of property and equipment of $0.2 million.

During the nine months ended September 30, 2018, cash used in investing activities was $42,000, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $14.4 million, consisting primarily of proceeds received from the issuance of our Series B convertible preferred stock.

During the nine months ended September 30, 2018, cash provided by financing activities was $4.8 million, consisting of $8.0 million in proceeds received from the issuance of long‑term debt, $1.2 million in net borrowings under our revolver, and $1.3 million in net proceeds received from the issuance of our Series B preferred stock. These amounts were partially offset by $5.0 million in repayments of long‑term debt and $0.8 million in payments of issuance costs.

Indebtedness

In November 2018, we entered into the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans  (the “OrbiMed Term Loans”). The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under our credit facility with MidCap and intend to use the remaining proceeds to fund operations and capital expenditures. We are eligible to borrow Tranche 2 until December 31, 2019, as our consolidated revenue on a trailing six‑month basis equaled or exceeded $7.5 million.

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non‑payment, (ii) breach of warranty, (iii) non‑performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. In the event of default under the OrbiMed Credit Facility, we would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 3%.

The OrbiMed Term Loans mature on November 16, 2023 and bear interest at a rate equal to 7.75% plus the greater of one‑month LIBOR or 2.0%. We are required to make 60 monthly interest payments beginning on November 30, 2018 with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the OrbiMed Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. We are also required to pay an exit fee at the time of maturity or prepayment event equal to 10% of all principal borrowings and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full.

Contractual Obligations and Commitments

As of September 30, 2019, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Prospectus.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act have not materially changed.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes‑Oxley Act of 2002, as amended  (the “Sarbanes‑Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10‑K for the year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis.

In accordance with the provisions of the Sarbanes‑Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding  mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements known as the auditor discussion and analysis.  We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous six years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at high credit quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC‑insured bank, per ownership category. We have reviewed the consolidated financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments in highly‑rated money market funds. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers.

As discussed above in the section of this prospectus entitled “Liquidity and Capital Resources — Indebtedness,” The OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one‑month LIBOR or 2.0%. As a result, we are exposed to risks from changes in interest rates. A 1.0% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the nine months ended September 30, 2019.

Inflationary factors, such as increases in our cost of revenue and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenue if our selling prices of our products do not increase as much or more than our costs increase.

We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Prospectus. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding all unregistered securities sold by us since June 30, 2019. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On July 31, 2019, we issued an aggregate of 1,463,959 shares of our Series B Preferred Stock to holders of our preferred stock at a price per share of $1.16, for aggregate consideration of $1.7 million. These shares automatically converted into 59,283 shares of our common stock immediately prior to the completion of our IPO.

On August 30, 2019, we issued an aggregate of 509,483 shares of our Series B Preferred Stock to investors at a price per share of $1.16, for aggregate consideration of $0.6 million. These shares automatically converted into 20,632 shares of our common stock immediately prior to the completion of our IPO.

On November 7, 2019, we granted options to purchase an aggregate of 883,042 shares of our common stock with an exercise price of $13.00 per share to 66 employees and seven directors.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-234217) relating to the IPO of shares of our common stock, became effective on November 7, 2019. The registration statement registered the offer and sale of 4,000,000 shares of our common stock (including 600,000 shares of our common stock subject to the underwriters’ option to purchase additional shares). In November 2019, we completed the sale of 4,398,700 of the shares of our common stock registered thereunder at an initial public offering price of $13.00 per share for an aggregate offering price of approximately $57.2 million, which included 398,700 shares of our common stock pursuant to the underwriters’ option to purchase additional shares. The underwriters of the offering were Jefferies LLC, Piper Jaffray & Co., Canaccord Genuity LLC and JMP Securities LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We received net proceeds of approximately $50.7 million after deducting underwriting discount and commissions of $4.0 million and offering costs of $2.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We intend to use the net proceeds from our IPO for hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities, which may include post-market clinical studies and investigational device exemption protocol development for our OviTex PRS products. We may also use a portion of the net proceeds of the IPO to in-license, acquire or invest in complementary businesses, technologies, products or assets, though we have not entered into any agreements or commitments with respect to any specific transactions and have no understandings or agreements with respect to any such transactions at this time. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4).

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
3.2	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
3.3	Second Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.1

Form of Indemnification Agreement by and between the Company and its individual directors and officers (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.2	TELA Bio, Inc. 2019 Equity Incentive Plan (incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.3

Form of TELA Bio, Inc. 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.4	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.5	TELA Bio, Inc. Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.6

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Antony Koblish (incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.7

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Maarten Persenaire, M.D. (incorporated by reference to exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.8

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Skott Greenhalgh (incorporated by reference to exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.9

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Nora Brennan (incorporated by reference to exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101 INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELA BIO, INC.

Date: December 18, 2019	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: December 18, 2019	By:	/s/ NORA BRENNAN
Nora Brennan
Chief Financial Officer
(Principal financial and accounting officer)