Form 10-Q
period 2020-03-31
TELA Bio, Inc.
filed 2020-05-15
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 11,407,625  shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

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
•

the full extent to which the novel coronavirus (“COVID-19”) pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our revenue, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation, resulting from deferrals of elective procedures using our products;

•

any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, any resurgence in COVID-19 transmission and infection after the loosening of “shelter-in-place” restrictions or resumption of surgical procedures, and the actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;

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

These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report and in our Annual Report for the year ended December 31, 2019 (the “Annual Report”), as filed with the Securities and Exchange Commission  (the “SEC”),  on March 30, 2020, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended  (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333- 234217) and, in particular, the risks and uncertainties discussed therein under the caption “Risk Factors.” Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events.  Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$41,411	$45,302
Short-term investments	5,289	9,285
Accounts receivable, net	2,047	2,836
Inventory	4,803	4,603
Prepaid expenses and other assets	1,763	2,308
Total current assets	55,313	64,334
Property and equipment, net	693	677
Intangible assets, net	2,835	2,911
Total assets	$58,841	$67,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,389	$3,171
Accrued expenses	2,834	3,533
Other current liabilities	9	9
Total current liabilities	4,232	6,713
Long‑term debt with related party	30,381	30,243
Other long‑term liabilities	1	4
Total liabilities	34,614	36,960

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 11,407,998 and 11,406,976 shares issued and 11,407,600 and 11,406,221 shares outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	199,287	198,829
Accumulated other comprehensive income (loss)	8	(19)
Accumulated deficit	(175,079)	(167,859)
Total stockholders’ equity	24,227	30,962
Total liabilities and stockholders’ equity	$58,841	$67,922

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Revenue	$3,726	$3,306
Cost of revenue (excluding amortization of intangible assets)	1,450	1,432
Amortization of intangible assets	76	76
Gross profit	2,200	1,798
Operating expenses:
Sales and marketing	5,269	3,995
General and administrative	2,518	1,324
Research and development	912	1,659
Total operating expenses	8,699	6,978
Loss from operations	(6,499)	(5,180)
Other (expense) income:
Interest expense	(879)	(912)
Change in fair value of preferred stock warrant liability	—	36
Other income	158	90
Total other (expense) income	(721)	(786)
Net loss	(7,220)	(5,966)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,025)
Net loss attributable to common stockholders	$(7,220)	$(7,991)
Net loss per common share, basic and diluted	$(0.63)	$(27.00)
Weighted average common shares outstanding, basic and diluted	11,406,783	295,992
Comprehensive loss:
Net loss	$(7,220)	$(5,966)
Foreign currency translation adjustment	27	(4)
Comprehensive loss	$(7,193)	$(5,970)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	11,406,221	$11	$198,829	$(19)	$(167,859)	$30,962
Vesting of common stock previously subject to repurchase	90	—	1	—	—	1
Exercise of stock options	1,289	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	27	—	27
Stock‑based compensation expense	—	—	449	—	—	449
Net loss	—	—	—	—	(7,220)	(7,220)
Balance at March 31, 2020	11,407,600	$11	$199,287	$8	$(175,079)	$24,227

	Redeemable Convertible Preferred Stock				Stockholders’ Deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2019	22,501,174	$33,112	63,032,500	$91,038	295,717	$—	$—	$—	$(137,860)	$(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	130	—	—	—	—	—
Exercise of stock options	—	—	—	—	398	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	—	(4)
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $19	—	—	431,034	481	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	60	—	—	60
Accretion of redeemable convertible preferred stock to redemption value	—	444	—	1,581	—	—	(63)	—	(1,962)	(2,025)
Net loss	—	—	—	—	—	—	—	—	(5,966)	(5,966)
Balance at March 31, 2019	22,501,174	$33,556	63,463,534	$93,100	296,245	$—	$—	$(4)	$(145,788)	$(145,792)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,220)	$(5,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	56	70
Noncash interest expense	134	119
Amortization of intangible assets	76	76
Inventory excess and obsolescence charge	405	739
Change in fair value of warrants	—	(36)
Stock‑based compensation expense	449	60
Change in operating assets and liabilities:
Accounts receivable	781	(579)
Inventory	(617)	(802)
Prepaid expenses and other assets	544	41
Accounts payable	(1,261)	(945)
Accrued expenses and other liabilities	(692)	(554)
Foreign currency remeasurement loss	38	—
Net cash used in operating activities	(7,307)	(7,777)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	4,000	—
Payment for intangible asset	—	(500)
Purchase of property and equipment	(68)	(48)
Net cash provided by (used in) investing activities	3,932	(548)
Cash flows from financing activities:
Payment of initial public offering costs	(522)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of offering costs	—	481
Proceeds from exercise of stock options	8	3
Net cash (used in) provided by financing activities	(514)	484
Effect of exchange rate on cash	(2)	(5)
Net decrease in cash and cash equivalents	(3,891)	(7,846)
Cash and cash equivalents, beginning of period	45,302	17,278
Cash and cash equivalents, end of period	$41,411	$9,432
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$745	$793
Supplemental disclosures of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$2,025
Intangible assets in accrued expenses and other liabilities	$—	$2,000
Property and equipment purchases in accounts payable	$4	$—
Issuance of common stock for early exercised stock options	$1	$—

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $175.1 million as of March 31, 2020. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses and has limited resources available to fund current commercialization and research and development activities.

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

The operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, the impact of COVID-19,  the ongoing economic uncertainty, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the December 31, 2019 consolidated financial statements included in the Company’s Annual Report. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10‑01 of Regulation S‑X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the December 31, 2019 consolidated financial statements and footnotes included in the Annual Report.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant judgments are employed in estimates used to determine the fair value of stock‑based awards issued and recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. Management has made estimates of the impact of COVID-19 within the Company’s consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Short-Term Investments

Short-term investments consist of investments in corporate debt securities with a maturity of greater than three months when acquired. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Short-term investments consisted of the following (in thousands):

				Estimated
		Amortization/	Unrealized	Fair
	Cost	Accretion	Gains/(Losses)	Value
March 31, 2020:
Corporate debt securities	$5,285	$4	$—	$5,289

December 31, 2019:
Corporate debt securities	$9,284	$5	$(4)	$9,285

Revenue Recognition

Under ASC Topic 606,  Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of the promised good, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods. The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following table presents revenue disaggregated for the three months ended March 31, 2020 (in thousands):

OviTex	$3,239
OviTex PRS	487
Total revenue	$3,726

Sales of OviTex accounted for all of the Company’s revenue for the three months ended March 31, 2019. Sales outside of the U.S. are immaterial for both the three months ended March 31, 2020 and 2019.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other assets, and accounts payable are shown at cost, which approximates fair value due to the short‑term nature of these instruments. Due to the related‑party relationship of the credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”) (Note 5), it is impractical to determine the fair value of the debt.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2020:
Assets:
Cash equivalents – money market fund	$38,979	$—	$—
Short-term investments – corporate debt securities	$—	$5,289	$—

December 31, 2019:
Assets:
Cash equivalents – money market fund	$34,918	$—	$—
Cash equivalents – corporate debt securities	$—	$8,850	$—
Cash equivalents – government agency securities	$—	$1,000	$—
Short-term investments – corporate debt securities	$—	$9,285	$—

At March 31, 2019, preferred stock warrants were outstanding and were a level 3 measurement. A rollforward of the warrant liability is as follows (in thousands):

January 1, 2019	$1,640
Change in fair value of warrants	(36)
March 31, 2019	$1,604

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

	Three months ended March 31,
	2020	2019
Series A redeemable convertible preferred stock	—	911,336
Series B redeemable convertible preferred stock	—	2,570,376
Stock options (including shares subject to repurchase)	1,482,819	516,756
Series B redeemable convertible preferred stock warrants	—	88,556
Common stock warrants	88,556	—
Total	1,571,375	4,087,024

Amounts in the above table reflect the common stock equivalents of the noted instrument.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include stock-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs (i.e., the period of time over which stock-based payment awards vest and the pattern of cost recognition over that period). The guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The adoption of this guidance did not have any impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC Topic 820. The goal of the ASU is to improve the effectiveness of ASC Topic 820's disclosure requirements. The standard is effective for the Company beginning January 1, 2020. The adoption of this guidance did not have any impact on the consolidated financial statements and related disclosures.

(4) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Compensation and related benefits	$1,051	$2,310
Interest	43	41
Third-party and professional fees	1,371	641
Research and development expenses	15	35
Other	354	506
	$2,834	$3,533

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long‑term Debt

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(2,619)	(2,757)
Long-term debt with related party	$30,381	$30,243

OrbiMed Term Loan (Related Party)

Pursuant to the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”), the Company provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by the Company. The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). In November 2018, the Company borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay the MidCap Credit Facility and will use the remaining proceeds to fund operations and capital expenditures. The Company elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

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

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one‑month LIBOR or 2.0%. At March 31, 2020, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third‑party and lender fees, which along with the End of Term charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective‑interest method. Interest expense associated with the OrbiMed Credit Facility recorded for both the three months ended March 31, 2020 and 2019 was $0.9 million, $0.1 million was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity (Deficit)

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock, including accrued dividends payable converted into an aggregate of 6,708,649 shares of common stock and the Company’s outstanding warrants to purchase shares of preferred stock were automatically converted into warrants to purchase an aggregate of 88,556 shares of common stock.

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2020:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants issued to MidCap	8,379	$28.65	2028
Common stock warrants issued to note payable holders	15,712	28.65	2027
Common stock warrants issued to convertible promissory note holders	64,465	$28.65	2027
	88,556

(7) Stock‑Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the 2019 Equity Incentive Plan. New awards can only be granted under the 2019 Equity Incentive Plan (the “Plan”). At March 31, 2020, 259,065 shares were available for future issuances. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the award. The Company recorded stock‑based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2020	2019
Sales and marketing	$161	$15
General and administrative	209	34
Research and development	79	11
Total stock‑based compensation	$449	$60

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2020	1,420,942	$10.35
Granted	71,940	15.87
Exercised	(1,289)	5.93
Canceled/forfeited	(9,172)	11.55
Outstanding at March 31, 2020	1,482,421	10.61	8.57
Vested and expected to vest at March 31, 2020	1,385,789	$10.50	8.51
Exercisable at March 31, 2020	400,170	$5.94	6.13

The 2012 Stock Incentive Plan and the 2019 Equity Incentive Plan provide the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At March 31, 2020,  $2,000 of proceeds from early exercised options are recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2020	755
Vested	(90)
Forfeited	(267)
Unvested balance at March 31, 2020	398

The weighted average grant‑date fair value per share of options granted was $8.48 during the three months ended March 31, 2020. The aggregate intrinsic value of options exercised was $12,000 for the three months ended March 31, 2020. At March 31, 2020, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.8 million, which is expected to be recognized in expense over a weighted‑average period of approximately 3.25 years.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Risk‑free interest rate – The risk‑free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended
	March 31, 2020
Expected dividend yield	—
Expected volatility	55.5%
Risk‑free interest rate	1.44%
Expected term	6.25	Years

(8) Related‑Party Transactions

On November 16, 2018, the Company entered into a senior secured term loan facility with OrbiMed, an entity affiliated with an owner of a material amount of the Company’s outstanding voting securities. The terms of the debt and related components are further described in more detail in Note 5.

(9) Subsequent Event

In light of the impacts of the COVID-19 pandemic on the Company’s business, on April 28, 2020, the Board of Directors of the Company, at the request of management of the Company, approved a temporary reduction of the base salaries for all employees, including its senior executive officers and vice presidents (the “Salary Reduction”). The base salaries of each of the Company’s senior executives have been reduced by 30% and the base salaries of each of the Company’s vice presidents have been reduced by 25%. In addition, certain senior executives volunteered to reduce their salaries by an additional 5%, for a total reduction of 35% for those individuals. Reductions for other employees varied from 5% to 20%. The Salary Reduction commenced on April 30, 2020 and will continue through July 15, 2020. In addition, the Company has suspended its matching contributions to all participants under the Company’s 401(k) Retirement Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.  In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our first portfolio of products (“OviTex”) addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the FDA, which clearance was obtained and is currently held by Aroa and have demonstrated safety and clinical effectiveness in our BRAVO study. Ventral hernia recurrence rates in the BRAVO study were 0% among the first 20 patients who reached two year follow-up and 2% among the first 57 patients who reached one year follow-up. Our second portfolio of products, OviTex PRS, addresses unmet needs in plastic and reconstructive surgery.

We began commercialization of our OviTex products in the U.S. in July 2016 and they are now sold to more than 265 hospital accounts. In the first half of 2017, we began scaling our U.S. direct commercial presence and we initiated our BRAVO study in April 2017. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years we have designed an OviTex product for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”) which we began commercializing in November 2018. We introduced additional sizes of our OviTex products in both 25 × 30 cm and 25 × 40 cm sizes in January 2019. In April 2019, our OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”) products received 510(k) clearance from the FDA for plastic and reconstructive surgery, which clearance was obtained by Aroa and is currently held by us. We commenced a limited launch in May 2019 and expect to continue commercializing in a controlled manner to gradually expand our surgeon network throughout 2020.

We market our products through a single direct sales force, predominantly in the U.S. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2020, we had 39 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists, business managers and administrative support staff in order to cover the highest potential of accounts for soft tissue reconstruction procedures.

Prior to obtaining FDA clearance for our first OviTex product, we devoted substantially all of our resources to the design and development of our reinforced tissue matrices. Our development efforts to date have included an extensive non-human primate preclinical research data set for OviTex. In addition to our current portfolio, we are developing new product features and designs for both our OviTex and OviTex PRS portfolios. We are currently devoting research and development resources on the exploration of new packaging technology to increase the shelf life of our OviTex and

OviTex PRS products along with the development of additional versions of our OviTex PRS product lines. We are also investigating the introduction of additional versions of our OviTex hernia product lines, including self-adhering technology to further enhance product compatibility in robotic procedures. We intend to continue to make investments in research and development efforts to develop improvements and enhancements.

Substantially all of our revenue to date has been generated by the sale of our OviTex products. Our revenue for the three months ended March 31, 2020 and 2019 was $3.7 million and $3.3 million, respectively, an increase of $0.4 million, or 13%. We incurred a net loss of $7.2 million for the three months ended March 31, 2020 as compared to $6.0 million for the three months ended March 31, 2019. We have not been profitable since inception and as of March 31, 2020, we had an accumulated deficit of $175.1 million. We expect to incur losses for the foreseeable future.

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

Components of Our Results of Operations

Revenue

Substantially all of our revenue consists of direct sales of our products to hospital accounts in the United States. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what the long-term effect, if any, the COVID-19 pandemic will have on our ability to continue to generate revenue and expand our customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products purchased from Aroa, charges related to excess and obsolete inventory adjustments and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what the long-term effect, if any, the COVID-19 pandemic will have on product demand which could lead to additional charges to excess and obsolete inventory.

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

Over time we expect our sales and marketing expenses to increase in absolute dollars, however, due to the impact of the COVID-19 pandemic, we anticipate that our sales and marketing expense will decrease in the near future due to a decrease in sales. Longer term, we expect our sales and marketing expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect that our general and administrative expenses will decrease in the near future due to decreases in salary and other expenses. However, the reduction in general and administrative expenses may be offset in part by additional expenses we incur related to operating as a public company, including director and officer insurance coverage, legal costs, accounting costs, costs related to exchange listing and costs related to the SEC, compliance and investor relations. We expect our general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect that our research and development expenses will decrease in the near future due to the decreases in salary and other expenses. Longer term, we expect research and development expenses in absolute dollars to increase in the future as we develop new products and enhance existing products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Interest Expense

Interest expense consists of cash interest under our credit facilities, non‑cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Change in Fair Value of Preferred Stock Warrant Liability

Prior to our initial public offering (“IPO”), our outstanding warrants to purchase shares of our preferred stock were classified as liabilities, recorded at fair value and were subject to remeasurement at each balance sheet date until they were exercised, expired or were otherwise settled. The change in fair value of our preferred stock warrant liability reflected a non‑cash charge primarily driven by changes in the fair value of our underlying Series B preferred stock. All outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock after our IPO.

Other Income

Other income consists primarily of income earned on our cash, cash equivalents and short-term investments.

Business Update Regarding COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, hospital and physician customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

•

Surgery Deferrals: To date, among other impacts on our business related to the pandemic, physicians and their patients are required, or are choosing, to defer elective surgery procedures in which our products otherwise would be used. The duration of elective surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations.

•

Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, hospital and physician customers, and communities, we have implemented preventative measures including travel restrictions and a requirement that all office-based employees work from home, except as necessary, as permitted under governmental orders. Similarly, most of our sales professionals currently are using a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. We expect to continue to adapt our sales and marketing plans as we better understand the effects of the COVID-19 pandemic on our business. The change in the manner in which our workforce is functioning could adversely affect sales and could delay the product launches we have planned for 2020 and beyond, and could adversely affect our future growth or cause our future revenue growth to not be consistent with our previously anticipated timelines.

Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic because of staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.

•

Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions in April to generate savings in areas such as travel, events, and consulting. The base salaries of each of our senior executives have been reduced by 30% and the base salaries of each of our vice presidents have been reduced by 25%. In addition, certain senior executives volunteered to reduce their salaries by an additional 5%, for a total reduction of 35% for those individuals. Reductions in salary for other employees varied from 5% to 20%. These salary reductions will continue through July 15, 2020. In addition, we have implemented a hiring freeze and have suspended our matching contributions to all participants under our 401(k) Retirement Plan. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges. Yet, despite those challenges, the Company remains focused on managing the business for the long-term, including preserving full time jobs to support the expected rebound in surgical procedure volumes.

•

Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

•

First Quarter 2020 Results. Due to the impacts from the COVID-19 pandemic, our total revenue for the first quarter of 2020 increased moderately compared to the same period in 2019. Based on the ongoing impact from restrictions on surgical procedures and shelter-in-place policies, we expect revenue to decline in the second quarter of 2020. We cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures in the second quarter and beyond.

•

Outlook. There is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic. At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31,		Change
	2020	2019	Dollar	Percentage
	(in thousands, except percentages)
Revenue	$3,726	$3,306	$420	13%
Cost of revenue (excluding amortization of intangible assets)	1,450	1,432	18	1%
Amortization of intangible assets	76	76	—	—%
Gross profit	2,200	1,798	402	22%
Gross margin	59%	54%
Operating expenses:
Sales and marketing	5,269	3,995	1,274	32%
General and administrative	2,518	1,324	1,194	90%
Research and development	912	1,659	(747)	(45)%
Total operating expenses	8,699	6,978	1,721	25%
Loss from operations	(6,499)	(5,180)	(1,319)	25%
Other (expense) income:
Interest expense	(879)	(912)	33	(4)%
Change in fair value of preferred stock warrant liability	—	36	(36)	(100)%
Other income	158	90	68	76%
Total other (expense) income	(721)	(786)	65	(8)%
Net loss	$(7,220)	$(5,966)	$(1,254)	21%

Revenue

Revenue increased by $0.4 million, or 13%, to $3.7 million for the three months ended March 31, 2020 from  $3.3 million for the three months ended March 31, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts.  Though our revenue increased over the prior year period, it was impacted by lower than expected procedure volumes in the second half of March 2020 due to hospitals and patients deferring elective procedures and other factors related to the COVID-19 pandemic. During the three months ended March 31, 2020, we sold 1,081 units of OviTex compared to 820 units of OviTex during the three months ended March 31, 2019, a 32% increase in unit sales volume. We commenced a limited launch of OviTex PRS in May 2019, selling 101 units during the three months ended March 31, 2020.

Given that onset of COVID-19 impacts in the United States occurred toward the end of the first quarter of 2020, we expect the negative financial impacts of COVID-19 to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased slightly to  $1.5 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. The increase in cost of revenue for the three months ended March 31, 2020 was primarily the result of higher revenue which was partially offset by a $0.3 million decrease in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $76,000 for both the three months ended March 31, 2020 and 2019.

Gross Margin

Gross margin increased to 59% for the three months ended March 31, 2020 from 54% for the three months ended March 31, 2019. The increase was primarily due to the decrease in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the three months ended March 31, 2020 as compared to the prior year period.

Sales and Marketing

Sales and marketing expenses increased by $1.3 million, or 32%, to $5.3 million for the three months ended March 31, 2020 from  $4.0 million for the three months ended March 31, 2019. The increase was primarily due to higher salary, benefits and commission costs as a result of our sales expansion activities, including hiring of additional sales personnel.

General and Administrative

General and administrative expenses increased by $1.2 million, or 90%, to  $2.5 million for the three months ended March 31, 2020 from  $1.3 million for the three months ended March 31, 2019. The increase was primarily due to a  $0.6 million increase in insurance costs, higher professional fees of $0.2 million, higher salaries and benefits of $0.2 million and additional bad debt expense of $0.2 million.

Research and Development

Research and development expenses decreased by $0.7 million, or 45%, to  $0.9 million for the three months ended March 31, 2020 from  $1.7 million for the three months ended March 31, 2019 due to a decrease in licensing payments of $0.5 million, reduced outside development expenses and a lower level of laboratory spend.

Interest Expense

Interest expense decreased by $33,000, or 4%, to $0.9 million for both the three months ended March 31, 2020 and 2019. The decrease was primarily due a lower interest rate during the three months ended March 31, 2020 compared to the prior period.

Change in Fair Value of Preferred Stock Warrant Liability

For the three months ended March 31, 2019, we recognized a gain of $36,000 due to the change in the fair value of the preferred stock warrant liability.

Other Income

Other income increased by $68,000 to $0.2 million for the three months ended March 31, 2020 from  $90,000 in the three months ended March 31, 2019 primarily due to a larger cash balance which earned more interest compared to the prior year period.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $46.7 million, working capital of $51.1 million and an accumulated deficit of $175.1 million. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $54.6 million, working capital of $57.6 million and an accumulated deficit of $167.9 million.

On November 13, 2019, we closed our IPO in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, which included 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.6 million after deducting underwriting discounts and commissions and other expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. We will also continue to incur additional costs operating as a public company. As of March 31, 2020, we had $30.0 million of borrowings outstanding under our credit facility or the OrbiMed Credit Facility, with OrbiMed Royalty Opportunities IP, LP or OrbiMed. This credit facility matures in November 2023.  This facility requires that we maintain a minimum cash balance of $2.0 million.

Based on our current business plan, we believe that our existing cash resources and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility. If we raise additional funds by issuing equity or equity‑linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity‑linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Cash used in operating activities	$(7,307)	$(7,777)
Cash provided by (used in) investing activities	3,932	(548)
Cash (used in) provided by financing activities	(514)	484
Effect of exchange rate on cash	(2)	(5)
Net decrease in cash and cash equivalents	$(3,891)	$(7,846)

Operating Activities

During the three months ended March  31, 2020, we used $7.3 million of cash in operating activities, resulting from our net loss of $7.2 million and the change in operating assets and liabilities of $1.2 million, offset by non‑cash charges of

$1.1 million. Our non‑cash charges were comprised of our excess and obsolete inventory charge of $0.4 million, stock‑based compensation expense of $0.4 million, interest expense of $0.1 million and depreciation and amortization expense of $0.1 million. The change in our operating assets and liabilities was primarily related to a decrease in our accounts payable.

During the three months ended March 31, 2019, we used $7.8 million of cash in operating activities, resulting from our net loss of $6.0 million and the change in operating assets and liabilities of $2.8 million, offset by non‑cash charges of $1.0 million. Our non‑cash charges were comprised of our excess and obsolete inventory charge of $0.7 million,  interest expense of $0.1 million and depreciation and amortization expense of $0.1 million. The change in our operating assets was primarily related to a $0.6 million increase in our accounts receivable, a $0.8 million increase in inventory and a $1.5 million decrease in our accounts payable and accrued expenses and other liabilities.

Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities was $3.9 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

During the three months ended March 31, 2019, cash used in investing activities was $0.5 million, consisting of payments of $0.5 million for our intangible asset and purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, cash used in financing activities was $0.5 million, consisting primarily of payments made for offering costs from our IPO.

During the three months ended March 31, 2019, cash provided by financing activities was $0.5 million, consisting of the net proceeds received from the issuance of our Series B preferred stock.

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

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non‑payment, (ii) breach of warranty, (iii) non‑performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, and (xii) key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. In the event of default under the OrbiMed Credit Facility, we would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 3%.

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

Contractual Obligations and Commitments

As of March  31, 2020, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report have not materially changed.

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

In accordance with the provisions of the Sarbanes‑Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this Quarterly Report.

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

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one‑month LIBOR or 2.0%. As of March 31, 2020, LIBOR was below 1.0%. Therefore a 1.0% increase in interest rates would not increase the annual interest payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report, under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our Annual Report.

The recent outbreak of the COVID-19 may negatively impact our commercialization strategy and the sales of OviTex and OviTex PRS.

In March 2020, a novel strain of coronavirus, COVID-19, was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the U.S., along with countries in Europe and Asia, have implemented severe travel restrictions, social distancing and delays or cancellations of elective surgeries. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting many business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

Hospitals have reduced and diverted staffing, diverted resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our sales professionals. In addition, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers. These circumstances have negatively impacted our sales professionals’ efforts to market to physicians, which will have a negative impact on our sales and the market penetration of our OviTex and OviTex PRS products. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients seeking and receiving hernia repair, abdominal wall reconstruction or plastic and reconstructive surgeries, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for our OviTex and OviTex PRS products and negatively impact our sales and results of operations. Even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

COVID-19 has and will continue to have an impact on ports and trade globally. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been no disruptions to our supply chain, there is a risk that in the future supplies of our products may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on Aroa’s labor force and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to supply and sell our products.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. It is possible that the continued spread of COVID-19 could cause a continued economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

We may also experience other unknown adverse impacts from COVID-19 that cannot be predicted. For example, hospitals may renegotiate their purchase prices, including as a result of, or the perception they may be suffering from, financial difficulty as a result of the pandemic. Similarly, hospitals at which we seek to sell our products in the future may require price reductions relative to the prices at which we previously expected to sell our products. Reduction in the prices at which we sell our products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products to anticipated customers may have a material and adverse effect on our expectations for revenue growth.

The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, any resurgence in COVID-19 transmission and infection after the loosening of “shelter-in-place” restrictions or resumption of surgical procedures, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection); (b) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (c) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally. Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 harms the global economy generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-234217) relating to the IPO of shares of our common stock, became effective on November 7, 2019. The registration statement registered the offer and sale of 4,000,000 shares of our common stock (including 600,000 shares of our common stock subject to the underwriters’ option to purchase additional shares). In November 2019, we completed the sale of 4,398,700 of the shares of our common stock registered thereunder at an initial public offering price of $13.00 per share for an aggregate offering price of approximately $57.2 million, which included 398,700 shares of our common stock pursuant to the underwriters’ option to purchase additional shares. The underwriters of the offering were Jefferies LLC, Piper Sandler Companies (formerly Piper Jaffray & Co.), Canaccord Genuity LLC and JMP Securities LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We received net proceeds of approximately $50.6 million after deducting underwriting discount and commissions of $4.0 million and offering costs of $2.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We intend to use the net proceeds from our IPO for hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities, which may include post-market clinical studies and investigational device exemption protocol development for our OviTex PRS products. We may also use a portion of the net proceeds of the IPO to in-license, acquire or invest in complementary businesses, technologies, products or assets, though we have not entered into any agreements or commitments with respect to any specific transactions and have no understandings or agreements with respect to any such transactions at this time. There has been no material change in the planned use of proceeds from our IPO from that described in our prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Employment Agreement by and between the Company and Peter Murphy dated January 17, 2020 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 30, 2020).

10.2*	Addendum to the Second Amended and Restated License, Product Development and Supply Agreement, dated February 15, 2020, by and between the Company and Aroa Biosurgery Limited (filed herewith).
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101 INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*	Certain confidential portions (indicated by brackets and asterisks have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELA BIO, INC.

Date: May 15, 2020	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2020	By:	/s/ NORA BRENNAN
Nora Brennan
Chief Financial Officer
(Principal financial and accounting officer)