Form 10-Q
period 2020-06-30
TELA Bio, Inc.
filed 2020-08-13
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Smaller reporting company ⌧
Non-accelerated filer ⌧	Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of August 4, 2020, the registrant had 14,414,194 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States;
●	the full extent to which the novel coronavirus pandemic and the disease it causes (“COVID-19”) will, directly or indirectly, impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection resulting from changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement to our current and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	regulatory developments in the United States and internationally;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our public offerings of common stock;

●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”) and the other documents we file with the Securities and Exchange Commission (the “SEC”).

These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report, in our Quarterly Report for the quarter ended March 31, 2020, as filed with the SEC on May 15, 2020 and in our Annual Report, and, in particular, the risks and uncertainties discussed therein under the caption “Risk Factors.” Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,471	$45,302
Short-term investments	—	9,285
Accounts receivable, net	2,586	2,836
Inventory	4,572	4,603
Prepaid expenses and other assets	1,484	2,308
Total current assets	94,113	64,334
Property and equipment, net	678	677
Intangible assets, net	2,759	2,911
Total assets	$97,550	$67,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$948	$3,171
Accrued expenses and other current liabilities	2,675	3,542
Total current liabilities	3,623	6,713
Long‑term debt with related party	30,524	30,243
Other long‑term liabilities	—	4
Total liabilities	34,147	36,960

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,413,015 and 11,406,976 shares issued and 14,412,690 and 11,406,221 shares outstanding at June 30, 2020 and December 31, 2019, respectively	14	11
Additional paid-in capital	244,537	198,829
Accumulated other comprehensive income (loss)	12	(19)
Accumulated deficit	(181,160)	(167,859)
Total stockholders’ equity	63,403	30,962
Total liabilities and stockholders’ equity	$97,550	$67,922

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$3,507	$3,303	$7,233	$6,609
Cost of revenue (excluding amortization of intangible assets)	1,346	1,320	2,796	2,752
Amortization of intangible assets	76	76	152	152
Gross profit	2,085	1,907	4,285	3,705
Operating expenses:
Sales and marketing	4,123	3,947	9,392	7,942
General and administrative	2,149	1,205	4,667	2,529
Research and development	979	1,055	1,891	2,714
Total operating expenses	7,251	6,207	15,950	13,185
Loss from operations	(5,166)	(4,300)	(11,665)	(9,480)
Other (expense) income:
Interest expense	(884)	(914)	(1,763)	(1,826)
Change in fair value of preferred stock warrant liability	—	(74)	—	(38)
Other (expense) income	(31)	27	127	117
Total other (expense) income	(915)	(961)	(1,636)	(1,747)
Net loss	(6,081)	(5,261)	(13,301)	(11,227)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,762)	—	(4,787)
Net loss attributable to common stockholders	$(6,081)	$(8,023)	$(13,301)	$(16,014)
Net loss per common share, basic and diluted	$(0.53)	$(27.06)	$(1.16)	$(54.06)
Weighted average common shares outstanding, basic and diluted	11,443,122	296,467	11,424,952	296,231
Comprehensive loss:
Net loss	$(6,081)	$(5,261)	$(13,301)	$(11,227)
Foreign currency translation adjustment	4	1	31	(3)
Comprehensive loss	$(6,077)	$(5,260)	$(13,270)	$(11,230)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2020	11,407,600	$11	$199,287	$8	$(175,079)	$24,227
Vesting of common stock previously subject to repurchase	73	—	1	—	—	1
Exercise of stock options	5,017	—	36	—	—	36
Foreign currency translation adjustment	—	—	—	4	—	4
Stock‑based compensation expense	—	—	494	—	—	494
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	(6,081)	(6,081)
Balance at June 30, 2020	14,412,690	$14	$244,537	$12	$(181,160)	$63,403

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	11,406,221	$11	$198,829	$(19)	$(167,859)	$30,962
Vesting of common stock previously subject to repurchase	163	—	2	—	—	2
Exercise of stock options	6,306	—	44	—	—	44
Foreign currency translation adjustment	—	—	—	31	—	31
Stock‑based compensation expense	—	—	943	—	—	943
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	(13,301)	(13,301)
Balance at June 30, 2020	14,412,690	$14	$244,537	$12	$(181,160)	$63,403

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Three and Six Months Ended June 30, 2019

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at April 1, 2019	22,501,174	$33,556	63,463,534	$93,100	296,245	$—	$—	$(4)	$(145,788)	$(145,792)
Vesting of common stock previously subject to repurchase	—	—	—	—	165	—	3	—	—	3
Exercise of stock options	—	—	—	—	1,092	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $98	—	—	10,123,480	11,645	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	59	—	—	59
Accretion of redeemable convertible preferred stock to redemption value	—	449	—	2,313	—	—	(67)	—	(2,695)	(2,762)
Net loss	—	—	—	—	—	—	—	—	(5,261)	(5,261)
Balance at June 30, 2019	22,501,174	$34,005	73,587,014	$107,058	297,502	$—	$—	$(3)	$(153,744)	$(153,747)

	Redeemable Convertible Preferred Stock				Stockholders’ Deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2019	22,501,174	$33,112	63,032,500	$91,038	295,717	$—	$—	$—	$(137,860)	$(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	295	—	3	—	—	3
Exercise of stock options	—	—	—	—	1,490	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $117	—	—	10,554,514	12,126	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	119	—	—	119
Accretion of redeemable convertible preferred stock to redemption value	—	893	—	3,894	—	—	(130)	—	(4,657)	(4,787)
Net loss	—	—	—	—	—	—	—	—	(11,227)	(11,227)
Balance at June 30, 2019	22,501,174	$34,005	73,587,014	$107,058	297,502	$—	$—	$(3)	$(153,744)	$(153,747)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,301)	$(11,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95	135
Noncash interest expense	281	244
Amortization of intangible assets	152	152
Inventory excess and obsolescence charge	767	916
Change in fair value of warrants	—	38
Stock‑based compensation expense	943	119
Change in operating assets and liabilities:
Accounts receivable	238	(599)
Inventory	(750)	(1,169)
Prepaid expenses and other assets	823	(156)
Accounts payable	(2,096)	(1,312)
Accrued expenses and other liabilities	(859)	(123)
Foreign currency remeasurement loss	45	—
Net cash used in operating activities	(13,662)	(12,982)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	9,289	—
Payment for intangible asset	—	(500)
Purchase of property and equipment	(96)	(89)
Net cash provided by (used in) investing activities	9,193	(589)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering costs	45,120	—
Payment of initial public offering costs	(522)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of offering costs	—	12,158
Proceeds from exercise of stock options	44	8
Net cash provided by financing activities	44,642	12,166
Effect of exchange rate on cash	(4)	—
Net increase (decrease) in cash and cash equivalents	40,169	(1,405)
Cash and cash equivalents, beginning of period	45,302	17,278
Cash and cash equivalents, end of period	$85,471	$15,873
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,482	$1,582
Supplemental disclosures of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$4,787
Offering costs in accounts payable and accrued expense and other current liabilities	$398	$32
Intangible assets in accrued expenses and other liabilities	$—	$2,000
Issuance of common stock for early exercised stock options	$2	$3

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $181.2 million as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

In June 2020, the Company completed an underwritten public offering in which the Company issued and sold 3,000,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

consolidated financial statements and footnotes should be read in conjunction with the December 31, 2019 consolidated financial statements and footnotes included in the Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant judgments are employed in estimates used to determine the fair value of stock-based awards issued and recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to mitigate the spread of or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. Management has made estimates of the impact of COVID-19 within the Company’s consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Short-Term Investments

Short-term investments consisted of investments in corporate debt securities with a maturity of greater than three months when acquired. The Company classified these investments as available-for-sale securities. These investments were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company had no short-term investments as of June 30, 2020.

Short-term investments at December 31, 2019 consisted of the following (in thousands):

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

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
OviTex	$2,942	$3,212	$6,181	$6,518
OviTex PRS	565	91	1,052	91
Total revenue	$3,507	$3,303	$7,233	$6,609

Sales outside of the United States are immaterial for both the three and six months ended June 30, 2020 and 2019.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. Due to the related-party relationship of the credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”) (Note 5), it is impractical to determine the fair value of the debt.

The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Assets:
Cash equivalents – money market fund	$84,879	$—	$—

December 31, 2019:
Assets:
Cash equivalents – money market fund	$34,918	$—	$—
Cash equivalents – corporate debt securities	$—	$8,850	$—
Cash equivalents – government agency securities	$—	$1,000	$—
Short-term investments – corporate debt securities	$—	$9,285	$—

At June 30, 2019, preferred stock warrants were outstanding and were a level 3 measurement. A rollforward of the warrant liability is as follows (in thousands):

January 1, 2019	$1,640
Change in fair value of warrants	38
June 30, 2019	$1,678

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the reporting period. The Company’s outstanding redeemable convertible preferred stock contractually entitled the holders of such shares to participate in distributions but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they would be antidilutive.

	Three and six months ended June 30,
	2020	2019
Series A redeemable convertible preferred stock	—	911,336
Series B redeemable convertible preferred stock	—	2,980,387
Stock options (including shares subject to repurchase)	1,538,954	530,463
Series B redeemable convertible preferred stock warrants	—	88,556
Common stock warrants	88,556	—
Total	1,627,510	4,510,742

Amounts in the above table reflect the common stock equivalents of the noted instrument.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022 and is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation and related benefits	$1,092	$2,314
Interest	40	41
Third-party and professional fees	1,206	641
Research and development expenses	—	35
Other	337	511
	$2,675	$3,542

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(2,476)	(2,757)
Long-term debt with related party	$30,524	$30,243

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

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At June 30, 2020, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third-party and lender fees, which along with the End of Term charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded for the six months ended June 30, 2020 was $1.8 million, of which $0.3 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the six months ended June 30, 2019 was $1.8 million, of which $0.2 million was related to the amortization of debt issuance costs.

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

In June 2020, the Company closed an underwritten public offering in which the Company issued and sold 3,000,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

Warrants

The Company had the following warrants outstanding to purchase common stock at June 30, 2020:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants issued to MidCap	8,379	$28.65	2028
Common stock warrants issued to note payable holders	15,712	28.65	2027
Common stock warrants issued to convertible promissory note holders	64,465	$28.65	2027
	88,556

(7) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At June 30, 2020, 753,175 shares were available for future issuances. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales and marketing	$172	$14	$333	$29
General and administrative	240	39	449	73
Research and development	82	6	161	17
Total stock‑based compensation	$494	$59	$943	$119

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2020	1,420,942	$10.35
Granted	148,566	15.14
Exercised	(6,306)	6.97
Canceled/forfeited	(24,573)	12.41
Outstanding at June 30, 2020	1,538,629	10.79	8.40
Vested and expected to vest at June 30, 2020	1,452,555	$10.70	8.35
Exercisable at June 30, 2020	416,174	$5.97	6.01

The 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan provide the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At June 30, 2020, $2,000 of proceeds from early exercised options are recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2020	755
Vested	(163)
Forfeited	(267)
Unvested balance at June 30, 2020	325

The weighted average grant-date fair value per share of options granted was $8.10 during the six months ended June 30, 2020. The aggregate intrinsic value of options exercised was $30,000 and $42,000 for the three and six months ended June 30, 2020, respectively. At June 30, 2020, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.9 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.94 years.

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

Expected volatility – Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Risk-free interest rate – The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended
	June 30, 2020
Expected dividend yield	—
Expected volatility	58.3%
Risk‑free interest rate	0.95%
Expected term	5.93	Years

(8) Related-Party Transactions

On November 16, 2018, the Company entered into a senior secured term loan facility with OrbiMed, an entity affiliated with an owner of a material amount of the Company’s outstanding voting securities. The terms of the debt and related components are further described in more detail in Note 5.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Overview

We are a commercial-stage medical technology company focused on designing, developing and marketing a new category of tissue reinforcement materials to address unmet needs in soft tissue reconstruction. We offer a portfolio of advanced reinforced tissue matrices that improve clinical outcomes and reduce overall costs of care in hernia repair, abdominal wall reconstruction and plastic and reconstructive surgery. Our products are an innovative solution that integrate multiple layers of minimally-processed biologic material with interwoven polymers in a unique embroidered pattern, which we refer to as reinforced tissue matrices.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery Ltd. (“Aroa”), our exclusive manufacturer and supplier, and have demonstrated safety and clinical effectiveness in our ongoing prospective, single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, which was fully enrolled at 92 patients. On July 9, 2020, we announced the results of an interim analysis from our BRAVO study evaluating the clinical performance of OviTex for the treatment of ventral hernias. The interim analysis includes patient cohorts at the 90-day, 12-month and 24-month follow-up periods. At 90 days post-op, there were no recurrences, reoperations, or implant removals among the 85 patients analyzed. At 12 months, 57 patients have been assessed, with only one patient experiencing a recurrence. Notably, this recurrence occurred in a location adjacent to the original repair in an area of abdominal weakness and the initial repair using OviTex remained intact. Of the 20 patients that have reached 24-month follow-up, none experienced a recurrence or long-term complication. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the United States in July 2016 and they are now sold to more than 270 hospital accounts. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

OviTex PRS is indicated for use in implantation to reinforce soft tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. We commenced a limited launch in May 2019 and have gathered clinical feedback from our initial surgeon users. Based on this feedback, we expanded our commercial launch in June 2020 and expect to continue to expand our surgeon network. We also intend to engage in discussions with the FDA regarding an Investigational Device Exemption protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery.

We market our products through a single direct sales force, predominantly in the United States. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2020, we had 41 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff in order to cover the highest potential of accounts for soft tissue reconstruction procedures.

We are currently devoting research and development resources to develop additional versions of our OviTex hernia product lines, including self-adhering technology to further enhance product compatibility in robotic procedures, as well as additional versions of our OviTex PRS product lines. We are also working to develop new product features and designs for both our existing OviTex and OviTex PRS products. Additionally, we are exploring new packaging technology to increase the shelf life of our OviTex and OviTex PRS products. We intend to continue to make investments in research and development efforts to develop improvements and enhancements.

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

Substantially all of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $0.2 million, or 6%, from $3.3 million for the three months ended June 30, 2019 to $3.5 million for the three months ended June 30, 2020, and by $0.6 million, or 9%, from $6.6 million for the six months ended June 30, 2019 to $7.2 million for the six months ended June 30, 2020. We incurred net losses of $6.1 million and $13.3 million for the three and six months ended June 30, 2020, respectively, as compared to $5.3 million and $11.2 million for the three and six months ended June 30, 2019, respectively. We have not been profitable since inception and as of June 30, 2020, we had an accumulated deficit of $181.2 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business has been impacted by the COVID-19 pandemic. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, hospital and physician customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: To date, among other impacts on our business related to the pandemic, physicians and their patients are required by state mandates, or are choosing, to defer elective surgery procedures in which our products otherwise would be used. We began to see an adverse impact on the number of surgical procedures using our OviTex products in the second half of March 2020. Since mid-April 2020, the number of procedures using our products and our corresponding sales have increased in a gradual, non-linear fashion. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. For example, most of our sales professionals currently are using a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. We expect to continue to adapt our sales and marketing plans as we better understand the effects of the COVID-19 pandemic on our business. As Aroa is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future as a result of the pandemic because of staffing shortages, production slowdowns, stoppages or disruptions in delivery systems.
●	Cost Containment: We initiated actions in April 2020 to generate savings in areas such as travel, events, and consulting. Additionally, for the period from April 16, 2020 to July 15, 2020, we reduced the base salaries of our employees. The base salaries of each of our senior executives were reduced by 30% and the base salaries of each of our vice presidents were reduced by 25%. In addition, certain senior executives volunteered to reduce their salaries by an additional 5%, for a total reduction of 35% for those individuals. Reductions in salary for other employees varied from 5% to 20%. In addition, we suspended our matching contributions to all participants under our 401(k) Retirement Plan. The matching contributions program was reinstated in August 2020. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges. Despite those challenges, we remain focused on managing the business for the long-term, including preserving full time jobs to support the expected rebound in surgical procedure volumes.

●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	Second Quarter and Year to Date 2020 Results. Though our revenue increased over the prior year periods, it was impacted by lower than expected procedure volumes due to hospitals and patients deferring elective procedures and other factors related to the COVID-19 pandemic. Our revenues were affected by a decrease in the number of daily procedures using our products. Our average daily sales, at their lowest point in the first half of April 2020, were more than 70% below our average daily sales prior to the beginning of the COVID-19 pandemic. However, throughout May and June, our daily sales experienced steady improvement, and in late June, our volumes exceeded our pre-COVID-19 levels. However, the timing, extent and continuation of any further increase in procedures, and any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures, remain uncertain and are subject to a variety of factors, including:
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases of COVID-19 cases.
o	A material increase in COVID-19 cases in one or more locations may result in an increase in hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	Patients may elect to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to the high levels of unemployment in the United States or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases spikes, limiting the space and resources allocated to inpatient and outpatient elective procedures.
o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenue.

We cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures and our revenues in the third quarter and beyond.

●	Outlook. There is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic. At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.

Components of Our Results of Operations

Revenue

Substantially all of our revenue consists of direct sales of our products to hospital accounts in the United States. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on our ability to continue to generate revenue and expand our customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products purchased from Aroa, charges related to excess and obsolete inventory adjustments and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on product demand which could lead to additional charges to excess and obsolete inventory.

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

Over time we expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our commercial organization to both drive and support our planned growth in revenue. It is unclear at this point, however, what long-term effect, if any, the COVID-19 pandemic will have on these expansion plans. We expect our sales and marketing expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect that our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our growth and incur additional expenses related to operating as a public company, including director and officer insurance coverage, legal costs, accounting costs, costs related to exchange listing and costs related to the SEC, compliance and investor relations. It is unclear at this point, however, what long-term effect, if any, the COVID-19 pandemic will have on these expansion plans. We expect our general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect that our research and development expenses in absolute dollars will increase in the future as we develop new products and enhance existing products although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on these development plans. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Interest Expense

Interest expense consists of cash interest under our credit facilities, non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Change in Fair Value of Preferred Stock Warrant Liability

Prior to our initial public offering (“IPO”), our outstanding warrants to purchase shares of our preferred stock were classified as liabilities, recorded at fair value and were subject to remeasurement at each balance sheet date until they were exercised, expired or were otherwise settled. The change in fair value of our preferred stock warrant liability reflected a non-cash charge primarily driven by changes in the fair value of our underlying Series B preferred stock. All outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock upon consummation of our IPO.

Other (Expense) Income

Other (expense) income consists primarily of miscellaneous tax expenses and foreign currency exchange gains and losses offset by income earned on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
	2020	2019	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$3,507	$3,303	$204	6%
Cost of revenue (excluding amortization of intangible assets)	1,346	1,320	26	2%
Amortization of intangible assets	76	76	—	—%
Gross profit	2,085	1,907	178	9%
Gross margin	59%	58%
Operating expenses:
Sales and marketing	4,123	3,947	176	4%
General and administrative	2,149	1,205	944	78%
Research and development	979	1,055	(76)	(7)%
Total operating expenses	7,251	6,207	1,044	17%
Loss from operations	(5,166)	(4,300)	(866)	20%
Other (expense) income:
Interest expense	(884)	(914)	30	(3)%
Change in fair value of preferred stock warrant liability	—	(74)	74	(100)%
Other (expense) income	(31)	27	(58)	(215)%
Total other (expense) income	(915)	(961)	46	(5)%
Net loss	$(6,081)	$(5,261)	$(820)	16%

Revenue

Revenue increased by $0.2 million, or 6%, to $3.5 million for the three months ended June 30, 2020 from $3.3 million for the three months ended June 30, 2019. Though our revenue increased over the prior year period, it was impacted by lower than expected procedure volumes due to hospitals and patients deferring elective procedures and other factors related to the COVID-19 pandemic. During the three months ended June 30, 2020, we sold 869 units of OviTex compared to 874 units of OviTex during the three months ended June 30, 2019, an 1% decrease in unit sales volume. We commenced a limited launch of OviTex PRS in May 2019, selling 115 units during the three months ended June 30, 2020 as compared to 13 units during the three months ended June 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) was $1.3 million for both the three months ended June 30, 2020 and 2019. The slight increase in cost of revenue for the three months ended June 30, 2020 was primarily the result of higher revenue which was partially offset by a small decrease in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $76,000 for both the three months ended June 30, 2020 and 2019.

Gross Margin

Gross margin increased to 59% for the three months ended June 30, 2020 from 58% for the three months ended June 30, 2019. The increase was primarily due to the decrease in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the three months ended June 30, 2020 as compared to the prior year period.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 4%, to $4.1 million for the three months ended June 30, 2020 from $3.9 million for the three months ended June 30, 2019. The increase was primarily due to higher salary, benefits and commission costs driven by an increase in headcount which was offset by the salary reductions, lower travel and consulting expenses resulting from the cost containment actions taken in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $0.9 million, or 78%, to $2.1 million for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019. The increase was primarily due to a $0.5 million increase in insurance costs, higher professional fees of $0.3 million and higher non-cash stock-based compensation expense of $0.2 million which was offset by the salary reductions and reduced spending from the cost containment actions taken in response to the COVID-19 pandemic.

Research and Development

Research and development expenses decreased by $76,000, or 7%, to $1.0 million for the three months ended June 30, 2020 from $1.1 million for the three months ended June 30, 2019. The slight decrease of $76,000, or 7%, for the three months ended June 30, 2020 was primarily due to reduced outside development expenses and a lower level of laboratory spend.

Interest Expense

Interest expense was $0.9 million for both the three months ended June 30, 2020 and 2019. The slight decrease of $30,000 or 3%, for the three months ended June 30, 2020 was primarily due a lower interest rate during the period as compared to the prior year period.

Change in Fair Value of Preferred Stock Warrant Liability

For the three months ended June 30, 2019, we recognized a loss of $74,000 due to the change in the fair value of the preferred stock warrant liability.

Other (Expense) Income

Other (expense) income decreased by $58,000 to $31,000 of expense for the three months ended June 30, 2020 from $27,000 of income in the three months ended June 30, 2019 primarily due additional franchise taxes and lower interest income.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,		Change
	2020	2019	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$7,233	$6,609	$624	9%
Cost of revenue (excluding amortization of intangible assets)	2,796	2,752	44	2%
Amortization of intangible assets	152	152	—	—%
Gross profit	4,285	3,705	580	16%
Gross margin	59%	56%
Operating expenses:
Sales and marketing	9,392	7,942	1,450	18%
General and administrative	4,667	2,529	2,138	85%
Research and development	1,891	2,714	(823)	(30)%
Total operating expenses	15,950	13,185	2,765	21%
Loss from operations	(11,665)	(9,480)	(2,185)	23%
Other (expense) income:
Interest expense	(1,763)	(1,826)	63	(3)%
Change in fair value of preferred stock warrant liability	—	(38)	38	(100)%
Other income	127	117	10	9%
Total other (expense) income	(1,636)	(1,747)	111	(6)%
Net loss	$(13,301)	$(11,227)	$(2,074)	18%

Revenue

Revenue increased by $0.6 million, or 9%, to $7.2 million for the six months ended June 30, 2020 from $6.6 million for the six months ended June 30, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts. Though our revenue increased over the prior year period, it was impacted by lower than expected procedure volumes due to hospitals and patients deferring elective procedures and other factors related to the COVID-19 pandemic. During the six months ended June 30, 2020, we sold 1,950 units of OviTex compared to 1,694 units of OviTex during the six months ended June 30, 2019, a 15% increase in unit sales volume. We commenced a limited launch of OviTex PRS in May 2019, selling 216 units during the six months ended June 30, 2020 compared to 13 units during the six months ended June 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) was $2.8 million for both the six months ended June 30, 2020 and 2019. The slight increase in cost of revenue for the six months ended June 30, 2020 was primarily the result of higher revenue, which was partially offset by a decrease of $0.1 million in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for both the six months ended June 30, 2020 and 2019.

Gross Margin

Gross margin increased to 59% for the six months ended June 30, 2020 from 56% for the six months ended June 30, 2019. The increase was primarily due to the decrease in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the six months ended June 30, 2020 as compared to the prior year period.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 18%, to $9.4 million for the six months ended June 30, 2020 from $7.9 million for the six months ended June 30, 2019. The increase was primarily due to higher salary, benefits and commission costs driven by an increase in headcount which was offset by the salary reductions and lower travel expenses resulting from the cost containment actions taken in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $2.1 million, or 85%, to $4.7 million for the six months ended June 30, 2020 from $2.5 million for the six months ended June 30, 2019. The increase was primarily due to a $1.0 million increase in insurance costs, higher professional and board fees of $0.6 million, higher non-cash stock based compensation expense of $0.4 million and additional bad debt expense of $0.2 million which was offset by the salary reductions and reduced spending from the cost containment actions taken in response to the COVID-19 pandemic.

Research and Development

Research and development expenses decreased by $0.8 million, or 30%, to $1.9 million for the six months ended June 30, 2020 from $2.7 million for the six months ended June 30, 2019 primarily due to a decrease in licensing payments of $0.5 million, reduced outside development expenses and a lower level of laboratory spend.

Interest Expense

Interest expense was $1.8 million for both the six months ended June 30, 2020 and 2019. The slight decrease of $63,000, or 3%, for the six months ended June 30, 2020 was primarily due a lower interest rate during the six months ended June 30, 2020 compared to the prior period.

Change in Fair Value of Preferred Stock Warrant Liability

For the six months ended June 30, 2019, we recognized a loss of $38,000 due to the change in the fair value of the preferred stock warrant liability.

Other Income

Other income was $0.1 million for the six months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had cash and cash equivalents of $85.5 million, working capital of $90.5 million and an accumulated deficit of $181.2 million. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $54.6 million, working capital of $57.6 million and an accumulated deficit of $167.9 million.

On November 13, 2019, we closed our IPO in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, which included 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.6 million after deducting underwriting discounts and commissions and other expenses.

On June 30, 2020, we closed an underwritten public offering in which we issued and sold 3,000,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. We will also continue to incur additional costs operating as a public company. As of June 30, 2020, we had $30.0 million of borrowings outstanding under our credit facility ( the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”). The OrbiMed Credit Facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Cash used in operating activities	$(13,662)	$(12,982)
Cash provided by (used in) investing activities	9,193	(589)
Cash provided by financing activities	44,642	12,166
Effect of exchange rate on cash	(4)	—
Net increase (decrease) in cash and cash equivalents	$40,169	$(1,405)

Operating Activities

During the six months ended June 30, 2020, we used $13.7 million of cash in operating activities, resulting from our net loss of $13.3 million and the change in operating assets and liabilities of $2.6 million, offset by non-cash charges of $2.2 million. Our non-cash charges were comprised of stock-based compensation expense of $0.9 million, our excess and obsolete inventory charge of $0.8 million, interest expense of $0.3 million and depreciation and amortization expense of $0.2 million. The change in our operating assets and liabilities was primarily related to a decrease in our accounts payable and accrued expenses and other liabilities.

During the six months ended June 30, 2019, we used $13.0 million of cash in operating activities, resulting from our net loss of $11.2 million and the change in operating assets and liabilities of $3.4 million, offset by non-cash charges of $1.6 million. Our non-cash charges were comprised of our excess and obsolete inventory charge of $0.9 million, interest expense of $0.2 million, depreciation and amortization expense of $0.3 million and stock-based compensation expense of $0.1 million. The change in our operating assets was primarily related to a $0.6 million increase in our accounts receivable, a $1.2 million increase in inventory and a $1.4 million decrease in our accounts payable and accrued expenses and other liabilities.

Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $9.2 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

During the six months ended June 30, 2019, cash used in investing activities was $0.6 million, consisting of payments of $0.5 million for our intangible asset and $0.1 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $44.6 million, consisting primarily of the net proceeds received from an underwritten public offering of our common stock.

During the six months ended June 30, 2019, cash provided by financing activities was $12.2 million, consisting of the net proceeds received from the issuance of our Series B preferred stock.

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

Contractual Obligations and Commitments

As of June 30, 2020, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis.

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

Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments in highly-rated money market funds. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers.

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of June 30, 2020, LIBOR was below 1.0%. Therefore, a 1.0% increase in interest rates would not increase the annual interest payments.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under the caption “Item 1A. Risk Factors.” There have been no material changes in our risk factors disclosed in our Annual Report or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

As of June 30, 2020, we have used approximately $10.8 million of the net proceeds from our IPO for working capital and general corporate purposes, including hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities. No amount of the net proceeds from our IPO have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our IPO from that described in our prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2020 and incorporated by reference herein).

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

TELA BIO, INC.

Date: August 13, 2020	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2020	By:	/s/ NORA BRENNAN
Nora Brennan
Chief Financial Officer
(Principal financial and accounting officer)