Form 10-Q
period 2020-09-30
TELA Bio, Inc.
filed 2020-11-12
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 14,432,285 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States;
●	the full extent to which the pandemic resulting from the novel coronavirus and the disease it causes (“COVID-19”) will continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement to our current and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	regulatory developments in the United States and internationally;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our public offerings of common stock;

●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$81,467	$45,302
Short-term investments	—	9,285
Accounts receivable, net	2,640	2,836
Inventory	4,042	4,603
Prepaid expenses and other assets	867	2,308
Total current assets	89,016	64,334
Property and equipment, net	652	677
Intangible assets, net	2,683	2,911
Total assets	$92,351	$67,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$976	$3,171
Accrued expenses and other current liabilities	4,369	3,542
Total current liabilities	5,345	6,713
Long‑term debt with related party	30,673	30,243
Other long‑term liabilities	—	4
Total liabilities	36,018	36,960

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,432,472 and 11,406,976 shares issued and 14,432,220 and 11,406,221 shares outstanding at September 30, 2020 and December 31, 2019, respectively	14	11
Additional paid-in capital	245,199	198,829
Accumulated other comprehensive loss	(17)	(19)
Accumulated deficit	(188,863)	(167,859)
Total stockholders’ equity	56,333	30,962
Total liabilities and stockholders’ equity	$92,351	$67,922

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$5,313	$3,973	$12,546	$10,582
Cost of revenue (excluding amortization of intangible assets)	1,950	1,293	4,746	4,045
Amortization of intangible assets	76	76	228	228
Gross profit	3,287	2,604	7,572	6,309
Operating expenses:
Sales and marketing	6,342	4,736	15,734	12,678
General and administrative	2,607	1,208	7,274	3,737
Research and development	1,201	516	3,092	3,230
Total operating expenses	10,150	6,460	26,100	19,645
Loss from operations	(6,863)	(3,856)	(18,528)	(13,336)
Other (expense) income:
Interest expense	(898)	(899)	(2,661)	(2,725)
Change in fair value of preferred stock warrant liability	—	34	—	(4)
Other income	58	55	185	172
Total other (expense) income	(840)	(810)	(2,476)	(2,557)
Net loss	(7,703)	(4,666)	(21,004)	(15,893)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,058)	—	(6,843)
Net loss attributable to common stockholders	$(7,703)	$(6,724)	$(21,004)	$(22,736)
Net loss per common share, basic and diluted	$(0.53)	$(22.58)	$(1.69)	$(76.62)
Weighted average common shares outstanding, basic and diluted	14,421,990	297,750	12,431,257	296,743
Comprehensive loss:
Net loss	$(7,703)	$(4,666)	$(21,004)	$(15,893)
Foreign currency translation adjustment	(29)	1	2	(2)
Comprehensive loss	$(7,732)	$(4,665)	$(21,002)	$(15,895)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at July 1, 2020	14,412,690	$14	$244,537	$12	$(181,160)	$63,403
Vesting of common stock previously subject to repurchase	73	—	—	—	—	—
Exercise of stock options	19,457	—	119	—	—	119
Foreign currency translation adjustment	—	—	—	(29)	—	(29)
Stock‑based compensation expense	—	—	543	—	—	543
Net loss	—	—	—	—	(7,703)	(7,703)
Balance at September 30, 2020	14,432,220	$14	$245,199	$(17)	$(188,863)	$56,333

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	11,406,221	$11	$198,829	$(19)	$(167,859)	$30,962
Vesting of common stock previously subject to repurchase	236	—	2	—	—	2
Exercise of stock options	25,763	—	163	—	—	163
Foreign currency translation adjustment	—	—	—	2	—	2
Stock‑based compensation expense	—	—	1,486	—	—	1,486
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	(21,004)	(21,004)
Balance at September 30, 2020	14,432,220	$14	$245,199	$(17)	$(188,863)	$56,333

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Three and Nine Months Ended September 30, 2019

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock				Stockholders’ Deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at July 1, 2019	22,501,174	$34,005	73,587,014	$107,058	297,502	$—	$—	$(3)	$(153,744)	$(153,747)
Vesting of common stock previously subject to repurchase	—	—	—	—	202	—	2	—	—	2
Exercise of stock options	—	—	—	—	413	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $26	—	—	1,973,442	2,263	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	64	—	—	64
Accretion of redeemable convertible preferred stock to redemption value	—	453	—	1,605	—	—	(70)	—	(1,988)	(2,058)
Net loss	—	—	—	—	—	—	—	—	(4,666)	(4,666)
Balance at September 30, 2019	22,501,174	$34,458	75,560,456	$110,926	298,117	$—	$—	$(2)	$(160,398)	$(160,400)

	Redeemable Convertible Preferred Stock				Stockholders’ Deficit
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2019	22,501,174	$33,112	63,032,500	$91,038	295,717	$—	$—	$—	$(137,860)	$(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	508	—	3	—	—	3
Exercise of stock options	—	—	—	—	1,892	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $141	—	—	12,527,956	14,391	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	183	—	—	183
Accretion of redeemable convertible preferred stock to redemption value	—	1,346	—	5,497	—	—	(198)	—	(6,645)	(6,843)
Net loss	—	—	—	—	—	—	—	—	(15,893)	(15,893)
Balance at September 30, 2019	22,501,174	$34,458	75,560,456	$110,926	298,117	$—	$—	$(2)	$(160,398)	$(160,400)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,004)	$(15,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	158	206
Noncash interest expense	430	395
Amortization of intangible assets	228	228
Inventory excess and obsolescence charge	1,221	1,093
Change in fair value of warrants	—	4
Stock‑based compensation expense	1,486	183
Change in operating assets and liabilities:
Accounts receivable	190	(983)
Inventory	(664)	(1,023)
Prepaid expenses and other assets	1,440	(35)
Accounts payable	(1,675)	(2,470)
Accrued expenses and other liabilities	831	(44)
Foreign currency remeasurement loss	7	—
Net cash used in operating activities	(17,352)	(18,339)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	9,289	—
Payment for intangible asset	—	(2,500)
Purchase of property and equipment	(129)	(164)
Net cash provided by (used in) investing activities	9,160	(2,664)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering costs	44,722	—
Payment of initial public offering costs	(522)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of offering costs	—	14,415
Proceeds from exercise of stock options	163	12
Net cash provided by financing activities	44,363	14,427
Effect of exchange rate on cash	(6)	(1)
Net increase (decrease) in cash and cash equivalents	36,165	(6,577)
Cash and cash equivalents, beginning of period	45,302	17,278
Cash and cash equivalents, end of period	$81,467	$10,701
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,231	$2,330
Supplemental disclosures of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$6,843
Offering costs in accounts payable and accrued expense and other current liabilities	$—	$1,731
Property and equipment in accounts payable	$4	$—
Deferred Series B equity costs in accounts payable and accrued expenses	$—	$24
Issuance of common stock for early exercised stock options	$2	$3

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $188.9 million as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

The operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, the impact of COVID-19 on the business, ongoing economic uncertainty, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

Short-Term Investments

Short-term investments consisted of investments in corporate debt securities with a maturity of greater than three months when acquired. The Company classified these investments as available-for-sale securities. These investments were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company had no short-term investments as of September 30, 2020.

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

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
OviTex	$4,526	$3,402	$10,707	$9,920
OviTex PRS	787	571	1,839	662
Total revenue	$5,313	$3,973	$12,546	$10,582

Sales outside of the United States are immaterial for both the three and nine months ended September 30, 2020 and 2019.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Assets:
Cash equivalents – money market fund	$78,887	$—	$—

December 31, 2019:
Assets:
Cash equivalents – money market fund	$34,918	$—	$—
Cash equivalents – corporate debt securities	$—	$8,850	$—
Cash equivalents – government agency securities	$—	$1,000	$—
Short-term investments – corporate debt securities	$—	$9,285	$—

At September 30, 2019, preferred stock warrants were outstanding and were a level 3 measurement. A rollforward of the warrant liability is as follows (in thousands):

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

	Three and nine months ended September 30,
	2020	2019
Series A redeemable convertible preferred stock	—	911,336
Series B redeemable convertible preferred stock	—	3,060,302
Stock options (including shares subject to repurchase)	1,495,642	552,605
Series B redeemable convertible preferred stock warrants	—	88,556
Common stock warrants	88,556	—
Total	1,584,198	4,612,799

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and related benefits	$3,033	$2,314
Interest	40	41
Third-party and professional fees	772	641
Research and development expenses	13	35
Other	511	511
	$4,369	$3,542

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(2,327)	(2,757)
Long-term debt with related party	$30,673	$30,243

OrbiMed Term Loan (Related Party)

Pursuant to the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”), the Company provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by the Company. The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). In November 2018, the Company borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay the MidCap Credit Facility. The Company elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by the Company. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, the Company must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, the Company may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At September 30, 2020, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third-party and lender fees, which along with the End of Term charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded for both the nine months ended September 30, 2020 and 2019, respectively, was $2.7 million, of which $0.4 million was related to the amortization of debt issuance costs.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2020:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants issued to MidCap	8,379	$28.65	2028
Common stock warrants issued to note payable holders	15,712	28.65	2027
Common stock warrants issued to convertible promissory note holders	64,465	$28.65	2027
	88,556

(7) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At September 30, 2020, 775,577 shares were available for future issuances. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales and marketing	$179	$31	$512	$61
General and administrative	279	29	728	101
Research and development	85	4	246	21
Total stock‑based compensation	$543	$64	$1,486	$183

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2020	1,420,942	$10.35
Granted	160,786	14.92
Exercised	(25,763)	6.31
Canceled/forfeited	(60,575)	12.65
Outstanding at September 30, 2020	1,495,390	10.81	8.19
Vested and expected to vest at September 30, 2020	1,426,255	$10.74	8.15
Exercisable at September 30, 2020	414,055	$6.01	5.93

The 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan provide the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At September 30, 2020, $1,000 of proceeds from early exercised options are recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2020	755
Vested	(236)
Forfeited	(267)
Unvested balance at September 30, 2020	252

The weighted average grant-date fair value per share of options granted was $8.01 during the nine months ended September 30, 2020. The aggregate intrinsic value of options exercised was $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.3 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.72 years.

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

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended
	September 30, 2020
Expected dividend yield	—
Expected volatility	58.6%
Risk‑free interest rate	0.90%
Expected term	5.96	Years

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery Ltd. (“Aroa”), our exclusive manufacturer and supplier, and have demonstrated safety and clinical effectiveness in our ongoing prospective, single arm, multicenter post-market clinical study, which we refer to as our BRAVO study. Our BRAVO study was fully enrolled at 92 patients and, on July 9, 2020, we announced the results of an interim analysis from our BRAVO study evaluating the clinical performance of OviTex for the treatment of ventral hernias. The interim analysis includes patient cohorts at the 90-day, 12-month and 24-month follow-up periods. At 90 days post-op, there were no recurrences, reoperations, or implant removals among the 85 patients analyzed. At 12 months, 57 patients have been assessed, with only one patient experiencing a recurrence. Notably, this recurrence occurred in a location adjacent to the original repair in an area of abdominal weakness and the initial repair using OviTex remained intact. Of the 20 patients that have reached 24-month follow-up, none experienced a recurrence or long-term complication. Additional results from the 30-day and 24-month patient cohorts showing low rates of surgical site infections and occurrences were presented in September 2020 at the Americas Hernia Society Annual Meeting. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the United States in July 2016 and they are now used in more than 270 hospital accounts. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

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

We market our products through a single direct sales force, predominantly in the United States. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of September 30, 2020, we had 44 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff in order to support and service new accounts for soft tissue reconstruction procedures.

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

Substantially all of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $1.3 million, or 34%, from $4.0 million for the three months ended September 30, 2019 to $5.3 million for the three months ended September 30, 2020, and by $2.0 million, or 19%, from $10.6 million for the nine months ended September 30, 2019 to $12.5 million for the nine months ended September 30, 2020. We incurred net losses of $7.7 million and $21.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $4.7 million and $15.9 million for the three and nine months ended September 30, 2019, respectively. We have not been profitable since inception and as of September 30, 2020, we had an accumulated deficit of $188.9 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business has been impacted by the COVID-19 pandemic. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, hospital and physician customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: To date, among other impacts on our business related to the pandemic, physicians and their patients are required by state mandates, or are choosing, to defer elective surgery procedures in which our products otherwise would be used. We began to see an adverse impact on the number of surgical procedures using our OviTex products in the second half of March 2020. Since mid-April 2020, the number of procedures using our products and our corresponding sales have increased in a gradual, non-linear fashion. While our procedural volumes improved relative to the second quarter of 2020, we are continuing to experience postponements in non-emergent procedures in areas of the country where COVID-19 infections are rising, however, at a less drastic pace than the second quarter of 2020. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. As the hospital access environment continues to evolve throughout this pandemic and practices vary from hospital to hospital and state to state, our sales team has continued to adapt and remain flexible to adjust to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. We expect to continue to adapt our sales and marketing plans as we continue to gain better visibility into the effects of the COVID-19 pandemic on our business. As Aroa is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future as a result of the pandemic because of staffing shortages, production slowdowns, stoppages or disruptions in delivery systems.
●	Cost Containment: We initiated actions in April 2020 to generate savings in areas such as travel, events, and consulting. Additionally, for the period from April 16, 2020 to July 15, 2020, we reduced the base salaries of our employees. The base salaries of each of our senior executives were reduced by 30% and the base salaries of each of our vice presidents were reduced by 25%. In addition, certain senior executives volunteered to reduce their salaries by an additional 5%, for a total reduction of 35% for those individuals. Reductions in salary for other employees varied from 5% to 20%. In addition, we suspended our matching contributions to all participants under our 401(k) Retirement Plan. The matching contributions program was reinstated in August 2020. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges.

●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	Third Quarter and Year to Date 2020 Results. Our daily sales experienced steady improvement starting in May 2020 which has continued through the third quarter of 2020. However, the timing, extent and continuation of any further increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A material increase in COVID-19 cases in one or more locations, such as the resurgence of cases in many states, may result in an increase in hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases of COVID-19 cases in the number of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to the high levels of unemployment in the United States or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases spikes, limiting the space and resources allocated to inpatient and outpatient elective procedures.
o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenue.

We cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures and our revenues in the fourth quarter and beyond.

●	Outlook. There is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic. At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.

Components of Our Results of Operations

Revenue

Substantially all of our revenue consists of direct sales of our products to hospital accounts in the United States. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what long-term effect the COVID-19 pandemic will have on our ability to continue to generate revenue and expand our customer base.

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

Other Income

Other income consists primarily of income earned on our cash, cash equivalents and short-term investments and foreign currency exchange gains and losses offset by any miscellaneous tax expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$5,313	$3,973	$1,340	34%
Cost of revenue (excluding amortization of intangible assets)	1,950	1,293	657	51%
Amortization of intangible assets	76	76	—	—%
Gross profit	3,287	2,604	683	26%
Gross margin	62%	66%
Operating expenses:
Sales and marketing	6,342	4,736	1,606	34%
General and administrative	2,607	1,208	1,399	116%
Research and development	1,201	516	685	133%
Total operating expenses	10,150	6,460	3,690	57%
Loss from operations	(6,863)	(3,856)	(3,007)	78%
Other (expense) income:
Interest expense	(898)	(899)	1	—%
Change in fair value of preferred stock warrant liability	—	34	(34)	(100)%
Other income	58	55	3	5%
Total other (expense) income	(840)	(810)	(30)	4%
Net loss	$(7,703)	$(4,666)	$(3,037)	65%

Revenue

Revenue increased by $1.3 million, or 34%, to $5.3 million for the three months ended September 30, 2020 from $4.0 million for the three months ended September 30, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts. During the three months ended September 30, 2020, we sold 1,350 units of OviTex compared to 925 units of OviTex during the three months ended September 30, 2019, a 46% increase in unit sales volume. Additionally, we sold 158 units of OviTex PRS during the three months ended September 30, 2020 as compared to 90 units during the three months ended September 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.7 million, or 51%, to $2.0 million for the three months ended September 30, 2020 from $1.3 million for the three months ended September 30, 2019. The increase in cost of revenue for the three months ended September 30, 2020 was primarily the result of an increase in products purchased to support our higher unit sales as well as a $0.3 million increase in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $76,000 for both the three months ended September 30, 2020 and 2019.

Gross Margin

Gross margin decreased to 62% for the three months ended September 30, 2020 from 66% for the three months ended September 30, 2019. The decrease was primarily due to the increase in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the three months ended September 30, 2020 as compared to the prior year period.

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 34%, to $6.3 million for the three months ended September 30, 2020 from $4.7 million for the three months ended September 30, 2019. The increase was primarily due to higher salary, benefits and commission costs as a result of an expansion of our commercialization activities, including an increase in headcount and an increase in post-market clinical studies, which was partially offset by lower travel and consulting expenses resulting from the effects of the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $1.4 million, or 116%, to $2.6 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. The increase was primarily due an increase in insurance costs of $0.5 million, higher salary and benefits of $0.3 million, higher non-cash stock-based compensation expense of $0.3 million and increased professional, legal and consulting fees of $0.2 million.

Research and Development

Research and development expenses increased by $0.7 million, or 133%, to $1.2 million for the three months ended September 30, 2020 from $0.5 million for the three months ended September 30, 2019. The increase was primarily due to higher salary and benefits and increased outside consulting and testing expenses.

Interest Expense

Interest expense remained relatively flat and was $0.9 million for both the three months ended September 30, 2020 and 2019.

Change in Fair Value of Preferred Stock Warrant Liability

For the three months ended September 30, 2019, we recognized a gain of $34,000 due to the change in the fair value of the preferred stock warrant liability.

Other Income

Other income remained relatively flat at $58,000 for the three months ended September 30, 2020 and $55,000 for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine months ended September 30,		Change
	2020	2019	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$12,546	$10,582	$1,964	19%
Cost of revenue (excluding amortization of intangible assets)	4,746	4,045	701	17%
Amortization of intangible assets	228	228	—	—%
Gross profit	7,572	6,309	1,263	20%
Gross margin	60%	60%
Operating expenses:
Sales and marketing	15,734	12,678	3,056	24%
General and administrative	7,274	3,737	3,537	95%
Research and development	3,092	3,230	(138)	(4)%
Total operating expenses	26,100	19,645	6,455	33%
Loss from operations	(18,528)	(13,336)	(5,192)	39%
Other (expense) income:
Interest expense	(2,661)	(2,725)	64	(2)%
Change in fair value of preferred stock warrant liability	—	(4)	4	(100)%
Other income	185	172	13	8%
Total other (expense) income	(2,476)	(2,557)	81	(3)%
Net loss	$(21,004)	$(15,893)	$(5,111)	32%

Revenue

Revenue increased by $2.0 million, or 19%, to $12.5 million for the nine months ended September 30, 2020 from $10.6 million for the nine months ended September 30, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts. During the nine months ended September 30, 2020, we sold 3,300 units of OviTex compared to 2,619 units of OviTex during the nine months ended September 30, 2019, a 26% increase in unit sales volume. Additionally, we sold 374 units of OviTex PRS during the nine months ended September 30, 2020 compared to 103 units during the nine months ended September 30, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.7 million, or 17%, to $4.7 million for the nine months ended September 30, 2020 from $4.0 million for the nine months ended September 30, 2019. The increase in cost of revenue for the nine months ended September 30, 2020 was primarily the result of an increase in products purchased to support our higher unit sales and an increase of $0.1 million in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for both the nine months ended September 30, 2020 and 2019.

Gross Margin

Gross margin was 60% for both the nine months ended September 30, 2020 and 2019.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million, or 24%, to $15.7 million for the nine months ended September 30, 2020 from $12.7 million for the nine months ended September 30, 2019. The increase was primarily due to higher salary, benefits and commission costs as a result of an expansion of our commercialization activities, including an increase in headcount which was offset by lower travel and consulting expenses resulting from the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $3.5 million, or 95%, to $7.3 million for the nine months ended September 30, 2020 from $3.7 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in insurance costs of $1.5 million, higher professional, legal and consulting fees of $0.6 million, higher non-cash stock-based compensation expense of $0.6 million, higher salary and benefits of $0.3 million, increased board fees of $0.2 million and additional bad debt expense of $0.2 million which were partially offset by the cost containment actions taken in response to the COVID-19 pandemic.

Research and Development

Research and development expenses decreased by $0.1 million, or 4%, to $3.1 million for the nine months ended September 30, 2020 from $3.2 million for the nine months ended September 30, 2019 primarily due to a decrease in licensing payments of $0.5 million and reduced outside development expenses partially offset by higher salaries and benefits.

Interest Expense

Interest expense was $2.7 million for both the nine months ended September 30, 2020 and 2019. The slight decrease of $64,000, or 2%, for the nine months ended September 30, 2020 was primarily due a lower interest rate during the nine months ended September 30, 2020 compared to the prior period.

Change in Fair Value of Preferred Stock Warrant Liability

For the nine months ended September 30, 2019, we recognized a loss of $4,000 due to the change in the fair value of the preferred stock warrant liability.

Other Income

Other income was $0.2 million for both the nine months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash and cash equivalents of $81.5 million, working capital of $83.7 million and an accumulated deficit of $188.9 million. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $54.6 million, working capital of $57.6 million and an accumulated deficit of $167.9 million.

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

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. We will also continue to incur additional costs operating as a public company. As of September 30, 2020, we had $30.0 million of borrowings outstanding under our credit facility ( the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”). The OrbiMed Credit Facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2020	2019
Cash used in operating activities	$(17,352)	$(18,339)
Cash provided by (used in) investing activities	9,160	(2,664)
Cash provided by financing activities	44,363	14,427
Effect of exchange rate on cash	(6)	(1)
Net increase (decrease) in cash and cash equivalents	$36,165	$(6,577)

Operating Activities

During the nine months ended September 30, 2020, we used $17.4 million of cash in operating activities, resulting from our net loss of $21.0 million offset by the change in operating assets and liabilities of $0.1 million and non-cash charges of $3.5 million. Our non-cash charges were comprised of stock-based compensation expense of $1.5 million, our excess and obsolete inventory charge of $1.2 million, interest expense of $0.4 million and depreciation and amortization expense of $0.4 million. The change in our operating assets and liabilities was primarily related to a decrease in our accounts payable which was partially offset by a decrease in prepaid and other assets.

During the nine months ended September 30, 2019, we used $18.3 million of cash in operating activities, resulting from our net loss of $15.9 million and the change in operating assets and liabilities of $4.6 million, offset by non-cash charges of $2.1 million. Our non-cash charges were comprised of our excess and obsolete inventory charge of $1.1 million, interest expense of $0.4 million, depreciation and amortization expense of $0.4 million and stock-based compensation expense of $0.2 million. The change in our operating assets was primarily related to a $1.0 million increase in our accounts receivable, a $1.0 million increase in inventory and a $2.5 million decrease in our accounts payable and accrued expenses and other liabilities.

Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities was $9.2 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

During the nine months ended September 30, 2019, cash used in investing activities was $2.7 million, consisting of payments of $2.5 million for our intangible asset and $0.2 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $44.4 million, consisting primarily of the net proceeds received from an underwritten public offering of our common stock.

During the nine months ended September 30, 2019, cash provided by financing activities was $14.4 million, consisting of the net proceeds received from the issuance of our Series B preferred stock.

Indebtedness

In November 2018, we entered into the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”). The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under our credit facility with MidCap. We elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non-payment, (ii) breach of warranty, (iii) non-performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, and (xii) key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, we may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

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

Contractual Obligations and Commitments

As of September 30, 2020, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of September 30, 2020, LIBOR was below 1.0%. Therefore, a 1.0% increase in interest rates would not increase the annual interest payments.

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

As of September 30, 2020, we have used approximately $14.8 million of the net proceeds from our IPO for working capital and general corporate purposes, including hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities. No amount of the net proceeds from our IPO have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our IPO from that described in our prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

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

TELA BIO, INC.

Date: November 12, 2020	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2020	By:	/s/ NORA BRENNAN
Nora Brennan
Chief Financial Officer
(Principal financial and accounting officer)