Form 10-K
period 2020-12-31
TELA Bio, Inc.
filed 2021-03-25
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $103.6 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2020.

As of March 19, 2021, the registrant had 14,440,264 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the full extent to which the pandemic resulting from the novel coronavirus and the disease it causes (“COVID-19”) will continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S.;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement to our current and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	regulatory developments in the U.S. and internationally;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our public offerings of common stock;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

SUMMARY RISK FACTORS

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to COVID-19

●	The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on the severity and duration beyond current experience, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.

Risks Related to the Commercialization of our Products

●	To date, substantially all of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex product line.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive manufacturer and supplier of our products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.

●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval (“PMA”), and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our OviTex and OviTex PRS products or other products we may commercialize in the future.
●	Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to obtain additional contract positions with major group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

PART I

ITEM 1.BUSINESS

Overview

We are a commercial-stage medical technology company focused on designing, developing and marketing innovative tissue reinforcement materials to address unmet needs in soft tissue reconstruction. We are committed to providing patients with advanced, economically effective biologic material repair solutions to patients to minimize long-term exposure to permanent synthetic materials and improve clinical outcomes. Our products are purposefully designed to address the shortcomings of existing reinforcement materials in hernia repair, abdominal wall reconstruction and plastic and reconstructive surgery.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) which clearance was obtained and is currently held by Aroa, our exclusive manufacturer and supplier. Interim results of our ongoing prospective, single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, suggest that OviTex is safe and clinically effective for the treatment of ventral hernias. Our BRAVO study was fully enrolled at 92 patients. The interim analysis includes patient cohorts at the 90-day, 12-month and 24-month follow-up periods. At 90 days post-operative, there were no recurrences or reoperations among the 84 patients analyzed and one implant removal due to a bowel perforation. The final 12-month analysis includes 76 patients, of whom two patients experienced a recurrence, both adjacent to the original repair, with the OviTex repairs remaining intact. Of the 51 patients that have reached 24-month follow-up, one patient experienced a surgical site occurrence from a superficial infection and none experienced a recurrence or long-term complication. Additional results from the 30-day and 24-month patient cohorts showing low rates of surgical site occurrences requiring treatment were presented in September 2020 at the Americas Hernia Society Annual Meeting. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the U.S. in July 2016, and they are now used in more than 325 hospitals. Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.2 million procedures annually. Our OviTex portfolio consists of multiple products that can be used for ventral hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product specifically for use in laparoscopic and robotic-assisted surgery called OviTex LPR, which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

OviTex PRS is indicated for use in implantation to reinforce soft tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. The current annual market for biologic matrices used for plastic and reconstructive surgery in the U.S. is approximately $500 million. We commenced a limited launch in May 2019 and have gathered clinical feedback from our initial surgeon users. Based on this feedback, we expanded our commercial launch in June 2020 and expect to continue to expand our surgeon network. We will also evaluate new generation products. We also intend to engage in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance will be required for such an indication.

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

We market our products through a single direct sales force, predominantly in the U.S. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2020, we had 45 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff in order to support and service new accounts for soft tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development. We plan to continue to contract with GPOs and IDNs to increase access to and penetration of hospital accounts. We will adjust our commercial expansion plan, as appropriate, as we continue to better understand the effects of the pandemic resulting from COVID-19 on our sales and marketing efforts.

Our business has been impacted by the COVID-19 pandemic. We began to see an adverse impact on the number of surgical procedures using our OviTex products in the second half of March 2020. Since mid-April 2020, the number of procedures using our products and our corresponding sales have increased in a gradual, non-linear fashion. While our procedural volumes improved relative to the second quarter of 2020, we are continuing to be impacted by postponements in non-emergent procedures in areas of the country where COVID-19 infections are rising, however, at a less drastic pace than the second quarter of 2020. Our revenue for the years ended December 31, 2020 and 2019 was $18.2 million and $15.4 million, respectively, which represents an increase of $2.8 million, or 18%. Our net loss for the same time periods was $28.8 million and $22.4 million, respectively, which represents an increase of $6.4 million, or 28%. As of December 31, 2020, we had an accumulated deficit of $196.7 million. The vast majority of our revenue to date has been generated from sales of our OviTex products in the U.S., with the remainder generated from sales of our OviTex products in Europe, and sales of our OviTex PRS products in the U.S.

In November 2019, we closed our initial public offering (“IPO”) in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, including 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.6 million after deducting underwriting discounts, commissions and other offering expenses. In June 2020, we completed a follow-on public offering in which we issued and sold 3,000,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “TELA.”

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

In addition, for third-party payors, the costs related to hernia are significant. The number of annual physician office visits in the U.S. related to hernia were approximately 2.5 million in 2016 according to the National Ambulatory Medical Care Survey. Hernia repair and abdominal wall reconstruction inpatient per procedure costs in the U.S. ranged from approximately $6,117 to $29,615 in 2018 according to the national average Medicare Severity Diagnosis Related Groups (“MS-DRG”) rate which does not account for surgeon fees involved with such procedures. Hernias are prone to recurrence, which often require multiple repair procedures and additional healthcare expenditures. In the U.S., the economic burden of hernia repair accounts for approximately $48.0 billion of healthcare expenditures annually.

Given the limitations of and lack of innovation in existing hernia repair products, we believe a significant market opportunity exists for our portfolio of OviTex products. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.5 billion.

	Approximate
	Number of
	Annual
	U.S. Hernia	Estimated
	Procedures	Annual
	Using	U.S. Total
	Tissue	Addressable		Traditional
	Reinforcement	Market		Products
	Material	Opportunity		Utilized
Complex/Moderate Ventral Repair /Abdominal Wall Reconstruction	58,000	$350.0	million	Biologic Matrices and Resorbable Synthetic Mesh
Simple Ventral Hernia Repair	326,000	$500.0	million	Permanent Synthetic Mesh
Inguinal Hernia Repair	711,000	$650.0	million	Permanent Synthetic Mesh
Hiatal Hernia Repair	40,000	$40.0	million	Biologic Matrices and Resorbable Synthetic Mesh
Total	1,135,000	$1.5	billion

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

Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $500 million. This market continues to grow as surgeon and patient preferences shift from sub-pectoral to pre-pectoral techniques.

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

In October 2020, we surveyed a group of 71 surgeons to better understand their receptivity to nature repair solutions, their technique preferences across their hernia practice and their views on the risks associated with plastic mesh. Feedback was gathered across inguinal hernia, simple ventral, moderate-to-complex ventral and hiatal hernia repair. Included in the group were 43 general surgeons (61%), 19 plastic reconstructive surgeons (27%) and the remainder were colorectal and trauma surgeons. These surgeons indicated they believe there is a role for natural repair products across all hernia segments, and expect to increase their usage of those products in the next 24-months. Almost 60% of surgeons stated that they are aware of the risks associated with plastic mesh and reported approximately 20% of their hernia patients have voiced concern about the use of plastic mesh within the past 12-months.

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

●	significant persistent foreign body inflammatory response that can result in encapsulation of the implant by fibrotic tissue or contraction of the mesh;
●	chronic post-operative pain;
●	scar tissue formation and lack of regeneration of soft tissue;
●	permanent susceptibility to mesh infection;
●	significant cost associated with subsequent repairs or failed and infected mesh;
●	compromised abdominal wall anatomy due to damaged and eroded tissue rendering subsequent surgical repairs challenging; and
●	migration of the permanent synthetic mesh which can result in organ erosion or perforation.

Many of these complications caused by permanent synthetic mesh require additional surgical intervention, including, explantation of the mesh or repair of hernia recurrence or the abdominal wall. Based on longitudinal data from the Danish Hernia Database, in an analysis of approximately 2,900 patients who received a hernia repair using a permanent synthetic mesh, the observed rate of surgical intervention due to either recurrence or mesh-related complications at five years post operatively was approximately 17%. As a result of these complications and litigation involving these complications, the number of adverse events reported to the FDA for permanent synthetic mesh hernia repairs has risen from 1,484 in 2016, 3,220 in 2017, 9,887 in 2018 to 18,072 in 2019. Synthetic mesh products have been the subject of an increasing number of lawsuits with over 13,000 cases filed in the state of Rhode Island alone.

Biologic Matrices

The complications associated with permanent synthetic mesh prompted the development of biologic matrices as a second category of hernia repair materials. Biologic matrices are derived from human or animal dermis, pericardium or intestinal submucosa, which allows them to become replaced entirely by the patient’s own tissue over time, a process known as remodeling. The goal behind these biologic materials was to lower the foreign body inflammatory response and biomechanical requirements of the repair, while providing a matrix upon which tissue remodeling could occur. Compared to permanent synthetic mesh, biologic matrices are less likely to induce this inflammatory response and become infected; however, they may have the following limitations:

●	lack strength or durability as compared to synthetic mesh products;
●	prone to laxity and stretching;
●	difficult to handle, leading to longer operating times as compared to synthetic mesh products;
●	inability to be placed in a patient through a trocar in laparoscopic or robotic-assisted surgery; and
●	considerably more expensive upfront costs than permanent synthetic mesh, typically limiting their use to complex hernia repairs or abdominal wall reconstructions.

Though hernia recurrence occurs with the use of all types of soft tissue reconstruction, biologic matrices have the highest rates of recurrence, in part as a result of being commonly used in complex hernia repairs or abdominal wall reconstructions. The RICH study, a multicenter, prospective study sponsored by LifeCell Corporation (“LifeCell”) that evaluated the performance of Strattice, the current market-leading biologic matrix, in open ventral incisional hernia repair in contaminated abdominal wall defects, demonstrated post-operative hernia recurrence rates of 19% and 28% at 12-months and 24-months follow-up, respectively.

Resorbable Synthetic Mesh

Resorbable synthetic mesh was introduced as a third category of hernia repair materials and as an alternative to permanent synthetic mesh and biologic matrices. Resorbable synthetic mesh was designed with the intended benefits of full degradation over several months, a moderately lower cost than biologic matrices and gradual transfer of strength from synthetic mesh to native tissue over time. Resorbable synthetic mesh is polymer-based and does not include biologic material to promote tissue remodeling and healing. Despite improvements compared to the use of permanent synthetic mesh or biologic matrices, limitations of resorbable synthetic mesh may include:

●	significant foreign body inflammatory response that can result in encapsulation or contraction of the mesh until resorbed;
●	scar tissue formation and lack of remodeling of soft tissue;
●	mesh infection until resorbed;
●	migration of the mesh until resorbed which can result in organ erosion or perforation; and
●	lack of mid-term and long-term soft tissue reinforcement as resorption progresses.

Many of these complications can require additional surgical intervention including explantation of the resorbable synthetic mesh or repair of hernia recurrence or the abdominal wall. Data from a recently published, multicenter, prospective study sponsored by C.R. Bard, Inc. (now a subsidiary of Becton, Dickinson and Company) that evaluated the performance of Phasix, the current market-leading resorbable synthetic mesh, in CDC Class I, high risk ventral and incisional hernia repair, showed a post-operative hernia recurrence rate of 9% at 18-months follow-up and 18% at 36-month follow-up.

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

Our Solution

We have created a new category of tissue reinforcement materials that were purposefully designed in close collaboration with more than 100 surgeons to address the unmet clinical needs in soft tissue reconstruction. Our portfolio of products, designed with over 95% biologic material, combines the benefits of both biologic and polymer materials while addressing their limitations by interweaving polymer fibers through layers of a minimally-processed biologic material. These products are priced competitively, and designed for use with a range of surgical techniques, allowing the benefits of an advanced biologic repair to be available to more patients for use in accordance with the 510(k) clearances and the instructions for use.

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

The graphics below illustrate the key features of our OviTex and OviTex PRS products:

OviTex

OviTex PRS

We believe the principal benefits of our reinforced tissue matrices are:

●	Reduced foreign body inflammatory response. The biologic material utilized in our reinforced tissue matrices acts to reduce the body’s inflammatory response to the device. Our unique embroidered patterns create a macroporous grid within the biologic material. The biologic material largely surrounds the polymer and helps attenuate and localize inflammation to zones immediately surrounding the polymer. In our non-human primate comparative study in which we compared our OviTex products to several commercially available synthetic mesh and biologic matrix products, our OviTex products demonstrated a minimal foreign body inflammatory response, similar to biologic matrices, and less foreign body inflammatory response than all of the synthetic mesh tested at 24 weeks.
●	Enhanced remodeling of soft tissue and rate of healing. Our reinforced tissue matrices are constructed to provide increased surface area and permeability, allowing for rapid absorption of wound fluids and blood during implantation and enabling improved supply of oxygen, cellular infiltration, migration, and repopulation for revascularization and functional tissue remodeling during healing. In our non-human primate comparative study, at 24 weeks the pattern of collagen formation in our OviTex products was reminiscent of connective tissue as opposed to the random fibers typical of scar tissue that were seen adjacent to the synthetic mesh. By contrast, the synthetic mesh showed no signs of remodeling of soft tissue and exhibited a high level of mesh contraction.
●	Ability to tolerate a contaminated wound environment. Our reinforced tissue matrices are engineered to create hundreds of micro-channels to promote fluid exchange to allow host cells and new blood vessels to penetrate the reinforced tissue matrix. In our non-human primate comparative study, at four weeks our OviTex products had host cells between and within the layers of the reinforced tissue matrix. We believe this early cell infiltration may reduce the potential for bacterial colonization and the risk for infection, although we have not conducted comparative studies in humans.
●	Highly engineered biomechanical properties with durability of results. Our reinforced tissue matrices are reinforced with interwoven polymer fibers to provide mid-term and long-term strength. The interwoven polymer increases the strength of our OviTex products by approximately 25% compared to the biologic material alone. When tensile forces are applied, this design allows for load sharing between the biologic material and the polymer during the remodeling process. Data from our strength testing demonstrated that our OviTex products meet or exceed that of published data from market-leading permanent and resorbable synthetic mesh. In our BRAVO study, there were two hernia recurrences in the 76 patients who reached one year follow-up, despite approximately 85% of these patients having one or more factors known to increase the risk of recurrence. Based on this data, we believe that this 2.6% recurrence rate is the lowest reported rate in any prospective study that includes either our biologic or resorbable synthetic mesh competitors. The addition of polymer to our reinforced tissue matrices allows each product to maintain its physiologic compliance properties, while resisting stretching and elongation. In our non-human primate comparative study, our OviTex devices best preserved their original shape, experiencing less contraction compared to biologic and synthetic mesh.
●	Enhanced surgeon handling and satisfaction. Each of our embroidery patterns was designed specifically to allow the surgeon to trim and shape the product without the polymer unraveling. In addition, based upon our survey of approximately 50 surgeons, our OviTex products conform readily to the contours of surgical sites and are easy to handle, trim, suture and tack in all surgical approaches. In interim data presented from our BRAVO study, of 26 subjects who received minimally invasive surgery, 100% of the surgeons who operated on those subjects cited the product as being easy to place and the average surgeon satisfaction with the product was 9.7/10 at both 30 and 90 days. In addition, we have designed OviTex LPR for use in laparoscopic and robotic-assisted surgery.
●	Lower upfront cost products. Our reinforced tissue matrices provide our customers with meaningful cost savings over leading competitive products across a range of clinical uses so that more patients can experience the benefits of an advanced biologic repair solution. We price our OviTex products competitively, and on average, our customers realize 20% to 40% cost savings over leading biologic matrices and resorbable synthetic mesh. Our OviTex PRS portfolio is priced below leading biologic matrices.

Our Strengths

We are focused on developing and commercializing a new category of tissue reinforcement materials for surgeons and patients that aim to address the shortcomings of existing products. We believe the following strengths will allow us to build our business and potentially increase our market penetration:

●	Innovative and broad portfolio of products. Our OviTex and OviTex PRS products are the only FDA-cleared products to incorporate polymer fibers interwoven through layers of biologic material in a lockstitch pattern creating an embroidered construction. The biologic matrix is derived from ovine rumen and utilizes a patented process to create a reinforced tissue matrix that is optimized for soft tissue reconstruction. Our OviTex and OviTex PRS products are available in resorbable and permanent polymer versions in a variety of configurations and sizes. For example, our OviTex devices are currently available in sizes ranging from 4 × 8 cm to 25 × 40 cm, and our OviTex LPR devices are designed with specific thickness, handling properties and shapes optimized for use in laparoscopic and robotic-assisted surgery.
●	Disruptive technology supported by compelling clinical evidence. The safety, efficacy and durability of our OviTex products are supported by compelling clinical evidence that includes studies in more than 200 non-human primates, and our BRAVO study. Our non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to biologic matrices and lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh.
●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we continue our launch of our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix scaffolds derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of these ovine rumen scaffolds together, sewing in an anti-adhesive layer into a scaffold, and adding unique patterns sewn or embroidered into these scaffolds using different polymers to impart reinforcing strength. Through the Aroa License and our issued or allowed patents and patent applications, we have a broad portfolio of intellectual property that is leveraged in all of our reinforced tissue matrix products. In addition, we believe that the trade secrets developed with Aroa create additional barriers to entry.
●	Industry leading executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, Integra LifeSciences, LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft tissue reconstruction products. The key elements of our strategy include:

●	Expand our U.S. commercial organization to support our growth. We sell our products through a single direct sales organization in the U.S. As of December 31, 2020, we had 45 sales territories in the U.S. and approximately 325 active hospital accounts, which are supported by 64 employees in our U.S. based commercial organization. We plan to continue to invest in our commercial organization by adding account managers, clinical development specialists and administrative support staff in order to support and service new accounts for soft tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilize engagement analytics to support development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. In response to the restrictions resulting from the COVID-19 pandemic, we developed a virtual marketing sales solution as well. Most of our sales professionals have used this solution, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. We plan to continue to drive awareness of our products through these programs and continue to compliment the in-person visits with our virtual programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and help drive utilization of our products within associated hospitals and healthcare systems. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. We submitted our complete 12-month follow-up data from our BRAVO study in March 2021, and expect the complete study results by the end of 2021. In addition, we are tracking the health economic outcomes within our BRAVO study. We are in the process of starting the next post-market study of our OviTex products in robotic-assisted ventral hernia repair surgeries in early 2021. We also intend to support independent investigator-led post-market clinical studies on the effectiveness and safety of our OviTex PRS products.
●	Advance our portfolio of reinforced tissue matrices with the introduction of new product features and designs. We plan to continue to expand our product offerings and the treatment capabilities of our products to address a broader patient base within soft tissue reconstruction. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.

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

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR

Size and Shape	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	12 × 18cm (Ellipse); 9 cm to 15 cm (Round)
Strength	+	++	+++	+
Layers of Ovine Rumen	Four	Six	Eight	Four
Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery
Polymer	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Permanent (Polypropylene)
Shelf Life	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	36 months
Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side
Commercial Availability	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe	• U.S.

*	25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.
+	Denotes relative level of strength

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

Our OviTex PRS product is a sterile reconstructive reinforced tissue matrix composed of three layers of ovine rumen joined by a patented corner-lock embroidered diamond patterned polymer (PGA or polypropylene) that allows the product to stretch while also maintaining its shape. Machine punched regularly spaced fenestrations, or holes, and die-cut slits in the product facilitate fluid management, allow for rapid cellular infiltration and create a directional bias to the stretch. Our OviTex PRS product is available in arced rectangle and half-moon shapes in a range of sizes (4 × 16 cm through 20 × 20 cm) to suit surgeon preference and nature of the soft tissue repair in plastic and reconstructive surgery. The device may be trimmed to a desired shape to further accommodate individual anatomy. The current shelf life of permanent OviTex PRS is 24 months and the current shelf life of resorbable OviTex PRS is 8 to 12 months.

OviTex PRS

Product Pipeline and Research and Development

We continue to advance our product pipeline to broaden our treatment capabilities for soft tissue reinforcement. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.

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

We believe we have completed the largest non-human primate preclinical studies conducted in soft tissue reconstruction surgery and we expect to conduct additional non-human primate preclinical studies as part of our product development process. Non-human primates are considered the most suitable animal model to predict the human immune and inflammatory responses to soft tissue reconstruction devices. Although not required for FDA clearance of our reinforced tissue matrices, we completed these preclinical studies prior to implantation of our products in human patients. In these studies, we compared our OviTex and OviTex PRS products to market leading competitive materials. In these studies, our reinforced tissue matrices exhibited a minimal inflammatory response, rapid cellular infiltration and revascularization and demonstrated early and complete remodeling into functional tissue.

We are currently sponsoring our BRAVO study. The study was fully enrolled at 92 patients. The interim analysis includes patient cohorts at the 90-day, 12-month and 24-month follow-up periods. At 90 days post-operative, there were no recurrences or reoperations among 84 of the patients analyzed. There was one implant removal due to a bowel perforation. The final 12-month analysis includes 76 patients, of whom two patients experienced a recurrence, both adjacent to the original repair, with the OviTex repairs remaining intact. Twenty patients experienced a surgical site occurrence of whom ten required a procedural intervention such as wound debridement or percutaneous drainage. None required a surgical intervention. Of the 51 patients that have reached 24-month follow-up, one patient experienced a surgical site occurrence and none experienced a recurrence or long-term complication. Additional results from the 30-day and 24-month patient cohorts showing low rates of surgical site occurrences requiring treatment were presented in September 2020 at the Americas Hernia Society Annual Meeting. This clinical study included patients with a range of comorbidities, prior hernia repairs and history of surgical infections, predisposing them to complications. Excluded were morbidly obese patients (BMI > 40 kg/m2) and those with a CDC wound class 4 (dirty/infected). The patients were treated using either an open or minimally invasive surgical approach. These findings are generally corroborated by similar clinical data from multiple published retrospective studies in a variety of hernia repairs utilizing our OviTex products.

Our OviTex PRS products, designed for plastic and reconstructive surgery, utilize the same ovine rumen biologic material and interwoven polymer fibers as our OviTex products, but differ in their overall design. Our OviTex PRS reinforced tissue matrices have also been evaluated in a non-human primate model and demonstrated less inflammation and earlier remodeling into functional tissue than the leading biologic matrix used in plastic and reconstructive surgical procedures. Surgeons are beginning to utilize our OviTex PRS reinforced tissue matrices in their surgeries and we plan to collect, analyze and support the presentation of clinical data to characterize the performance of our reconstructive reinforced tissue matrices. We also intend to support independent investigator initiated retrospective clinical studies on the effectiveness and safety of our OviTex PRS products.

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

Test Articles, Material Classification, Source Materials and Explant Time Points

Material	Manufacturer	Classification	Source Materials	Explant Time Point (weeks)
OviTex PGA 1S	TELA Bio	Reinforced Biologic	Ovine rumen embroidered with polyglycolic acid	4, 12, 24
OviTex PP 1S	TELA Bio	Reinforced Biologic	Ovine rumen embroidered with polypropylene	4, 12, 24
Phasix	C.R. Bard, Inc. (now BD)	Resorbable Synthetic	Poly-4-hydroxybutyrate (P4HB)	4, 12, 24
Ventralight ST	C.R. Bard, Inc. (now BD)	Permanent Synthetic	Polypropylene with hydrogel barrier	4, 12, 24
Physiomesh	Ethicon	Permanent Synthetic	Polypropylene laminated between polyglecaprone-25 films bond with polydioxanone film	4, 12, 24

Strattice Firm	LifeCell Corporation (now Allergan)	Biologic	Porcine dermis	4, 12, 24
SurgiMend 1.0	TEI Biosciences (now Integra)	Biologic	Fetal bovine dermis	4, 12
Gentrix Surgical Matrix Plus	ACell	Biologic	Porcine urinary bladder matrix	4, 12
Zenapro	Cook Medical	Hybrid Biologic	Porcine small intestinal submucosa	4, 12

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

Preclinical Animal Testing of OviTex PRS

Our resorbable and permanent OviTex PRS products were evaluated in a non-human primate study, in which our OviTex PRS product was compared to AlloDerm at two, four, 12 and 24 weeks for differences in healing kinetics, as evidenced through inflammatory response, cellular infiltration, and the morphological quality of the newly remodeled tissue associated with each device. The inflammatory response for both the OviTex PRS groups and AlloDerm was minimal throughout, though the histiocytic response was higher in AlloDerm at the 4- and 12-week time points, decreasing by 24 weeks, but still slightly higher than in our resorbable OviTex PRS product. At four weeks, the highly permeable nature of our OviTex PRS product design enhanced fluid exchange evidenced by more effective and rapid infiltration of host cells in the collagen network. In comparison, the collagen network of AlloDerm developed a superficial layer of fibroblasts, covering the device, which macroscopically appeared white and largely inert. The earlier infiltration and faster recruitment of fibroblasts and host cells in our OviTex PRS product helped “jump start” the remodeling process into host tissue. At 12 weeks, our OviTex PRS product was fully remodeled and the maturation of the product was slightly ahead of that of AlloDerm at all time points. At 24 weeks, significant contraction was seen in all AlloDerm devices, as well as calcifications. The collagen in the AlloDerm specimens showed signs of maturation, much like our OviTex PRS products, which remodeled into mature collagen, consistent of compact lamellar bundles of low cellularity, occupying the entire defect site with functional tissue. After 24 weeks our OviTex PRS product was associated with a favorable tissue response, demonstrating rapid infiltration, earlier and more rapid tissue integration and slightly more advanced tissue remodeling in comparison to AlloDerm.

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

The initial term of the Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products currently April 19, 2031, with an option to extend for an additional ten year period. Either party may terminate the Aroa License upon the other party’s material breach, subject to a ninety-day notice and cure period or upon thirty-days written notice in the event of bankruptcy. We may terminate manufacture and production of a specific product upon thirty-days prior written notice upon (i) a reasonable determination that such product infringes the intellectual property rights of a third party, (ii) an uncured supply failure by Aroa or (iii) such product proves unfeasible, and immediately upon written notice from a regulatory authority that such product must be withdrawn from the market. If we materially breach the Aroa License in one of the Licensed Territories, Aroa may terminate the Aroa License solely with respect to the Licensed Territory in which the breach occurred. Upon termination of the Aroa License, we have the right to purchase all or any part of the unsold portion of any completed products from Aroa and the right to continue to sell all products remaining in our inventory.

The Aroa License also contains customary representations and warranties, confidentiality, insurance, audit, indemnification and non-competition provisions.

Patents

As of December 31, 2020, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own ten U.S. issued or allowed patents which will expire between 2035 and 2038 and eight pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2040, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own four non-U.S. patent applications, which, subject to issuance, would be projected to expire between 2036 and 2037 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

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

For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Intellectual Property Matters.”

Research and Development

We invest in research and development to advance our reinforced tissue matrix products with the goal of improving upon and supplementing our existing product offerings. We believe our ability to rapidly develop, manufacture and obtain regulatory approval or clearance of our products is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technology and the management philosophy behind that process. We have recruited and retained engineers and scientists with significant experience in the development of polymer science, biologics, textile engineering and analytical testing. We have a number of design improvements for our reinforced tissue matrices in various stages of development that are expected to enhance our current products and increase surgeon adoption of our products. In addition, we intend to engage in discussions with the FDA regarding an

IDE protocol to study the safety and effectiveness of our OviTex PRS portfolio for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance, will be required for such an indication. Our research and development efforts are based at our facility in Malvern, Pennsylvania.

Commercial Strategy

Our commercial efforts are predominantly focused on the U.S. market where we have established strong relationships with key constituencies, including hospitals, ambulatory surgery centers, GPOs, IDN, third-party payors and other key clinical and economic decision makers by offering a unique high quality, cost-effective product. As part of our overall commercial strategy, we intend to contract with GPOs and IDNs to increase access and penetration with hospital accounts. We have invested in our direct sales and marketing infrastructure in order to expand our presence to promote awareness and adoption of our products. There are currently more than 325 active hospital accounts in the U.S. that have incorporated our products into their practices.

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2020, we had 64 employees in our U.S. based commercial organization in 45 sales territories, which includes account managers and administrative support staff. We plan to continue to invest in our commercial organization by adding account managers, clinical development specialists and administrative support staff in order to cover the highest potential of accounts for soft tissue reconstruction procedures.

Manufacturing

All our raw materials are sourced through and manufactured by Aroa in their Auckland, New Zealand facility under the terms of the Aroa License. Aroa’s facility is approximately 25,000 square feet of which approximately 10,000 square feet is dedicated to manufacturing. This facility recently completed a short-term expansion to increase capacity with additional process equipment and work shifts, and a further intermediate-term expansion is planned in 2021, with approximately 15,000 square feet of additional manufacturing space available. Expansions are mutually agreed between us and Aroa, and under the terms of the Aroa License we share 50% of the expansion cost, which we may later offset against our revenue share payment to Aroa. The Auckland facility is FDA registered and ISO 13485 certified. We believe that Aroa will be capable of providing sufficient quantities of our products to meet anticipated customer demands. In the event of an uncured supply failure by Aroa, we have the right to, directly or through a third-party, step in and operate the Aroa Auckland facility to manufacture our products on behalf of Aroa.

The proprietary ovine rumen used in the manufacturing of our products is obtained from sheep raised for human consumption in New Zealand and is currently sourced by Aroa from two abattoirs, or slaughterhouses. Although only two abattoirs are currently used, there are more than 30 additional abattoirs in New Zealand that could be used to source the ovine rumen. New Zealand cattle and sheep are considered by the USDA to be free of prion disease (progressive neurodegenerative disorders, including scrapie). The sheep receive veterinary inspection prior to slaughter and then each carcass is inspected post-mortem for the presence of disease according to USDA approved standards. Only sheep which pass full inspection can be used as a raw tissue source for our products and all the ovine rumen is processed in compliance with the FDA’s regulations for Medical Devices Containing Materials Derived from Animal Sources. Once the ovine rumen is procured, our reinforced tissue matrix products are then manufactured by Aroa at its facility in Auckland, New Zealand.

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

In the hernia repair market our primary competitors are Bard, a subsidiary of Becton, Dickinson and Company, which produces Phasix and Ventralight ST, and LifeCell, a subsidiary of AbbVie, which produces Strattice. In the plastic and reconstructive surgery market, our primary competitor is LifeCell, a subsidiary of AbbVie, which produces AlloDerm.

Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

●	significantly greater name recognition;
●	broader or deeper relations with healthcare professionals, customers and third-party payors;
●	more established distribution networks;
●	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
●	greater financial and human resources for product development, sales and marketing and patent prosecution.

We believe that our continued ability to compete favorably depends on:

●	successfully expanding our commercial operations;
●	continuing to innovate and maintain scientifically-advanced technology;
●	attracting and retaining skilled personnel;
●	maintaining and obtaining intellectual property protection for our products; and
●	conducting clinical studies and obtaining and maintaining regulatory approvals.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

Device Classification

Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the Quality Systems Regulations, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent to a medical device cleared through the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and special controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, preclinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

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

The FDA has undertaken efforts to modernize the 510(k) clearance process. In January 2019, the agency finalized guidance outlining the framework for the Safety and Performance Based Pathway. This option for 510(k) clearance will allow manufacturers to use objective performance criteria established or recognized by the FDA to facilitate demonstration of substantial equivalence of their new products to legally marketed devices. This new pathway will ensure that the performance characteristics of new devices are evaluated against a set of objective, transparent and well-validated safety and performance metrics. Devices using this pathway will still have to meet current standards for reasonable assurance of safety and effectiveness before they can be marketed.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997, or FDAMA, established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would support a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

The PMA Approval Process

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. While our current products are subject to the 510(k) clearance pathway, any future products or modifications to our existing products that we plan to develop for a breast reconstruction indication would be subject to the PMA approval process.

Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA application, although the review of an application can occur over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, or the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., a major deficiency letter) within 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

New PMA applications or PMA supplements are required for changes to an approved device, such as modifications to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require extensive technical or clinical data or the convening of an advisory committee, depending on the nature of the proposed change.

In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

The Investigational Device Process

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Some types of studies deemed to present a “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board, or IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by an appropriate IRB. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA good clinical practice regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product.

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:

●	the FDA’s Quality Systems Regulations (“QSR”), which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling and marketing regulations which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated;

●	complying with new requirements for Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	advertising and promotion requirements, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	restrictions on sale, distribution or use of a device;
●	device establishment, registration and listing requirements and annual reporting requirements;
●	approval or clearance of modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance activities and regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, untitled letters, Form 483s, fines, injunctions, consent decrees and civil penalties;
●	recall or seizure of products;
●	operating restrictions, partial suspension or total shutdown of production;
●	the FDA’s refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
●	the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;

●	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
●	criminal prosecution.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the MDD and the Active Implantable Medical Devices Directive. The Medical Devices Regulation will be fully implemented in May 2021. The new regulations will among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

U.S. Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the healthcare industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. There have been significant ongoing efforts to modify or eliminate the Affordable Care Act.

On January 20, 2017, President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the Affordable Care Act is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.

Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Presidential administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control healthcare costs, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there are continuing legislative and regulatory efforts by the federal government and the states to reduce the cost of medical products and services overall. We may need to conduct expensive studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product or procedure using the product does not ensure that other payors will also provide coverage for the product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate revenue levels. Future legislation could limit payments for medical devices, including our products and our future products.

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

Human Capital Resources

As of December 31, 2020, we had 108 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We strive to provide a competitive mix of pay, benefits and services that help meet the needs of our employees. In addition to salaries, these programs include variable incentive compensation plans, potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel.

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

Risks Related to COVID-19

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on the severity and duration beyond current experience, could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic has negatively impacted our business, results of operations and financial condition, and we expect the pandemic to continue to negatively impact our business, results of operations and financial condition. In March 2020, COVID-19 was declared to be a pandemic by the World Health Organization. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity, including the postponement or cancellation of elective surgical procedures. Furthermore, the recessionary conditions on the global economy caused by the COVID-19 pandemic could have a material adverse effect on our business, as hospitals postpone or reduce capital purchases and overall spending. Although most segments of the U.S.  economy have reopened, the effects of the COVID-19 pandemic remain intense in many areas of the country, and many public health experts continue to anticipate future surges of COVID-19 in the coming months of 2021. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, results of operation and financial condition, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak.

The health of our workforce is our top concern and we have implemented safety protocols in an effort to maintain the health and safety of our employees. Similar to many other employers in the U.S., we have and continue to require many employees to work remotely. We have also suspended all non-essential travel for our employees and discourage employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

Hospitals have reduced and diverted staffing and diverted resources to patients suffering from COVID-19 and have limited hospital access for non-patients, including our sales professionals. In addition, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers. These circumstances have negatively impacted our sales professionals’ efforts to market to physicians in person, and caused us to develop virtual marketing and sales solutions. If our sales professionals’ efforts to market to physicians in person continue to be negatively impacted, or our virtual marketing and sales solutions prove to be of limited utility or unsuccessful, the sales and market penetration of our OviTex and OviTex PRS products could be negatively impacted.

In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients seeking and receiving hernia repair, abdominal wall reconstruction or plastic and reconstructive surgeries, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for our OviTex and OviTex PRS products and negatively impact our sales and results of operations. Even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 or for other reasons.

COVID-19 has and may continue to have an impact on ports and trade globally. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been no disruptions to our supply chain, there is a risk that in the future supplies of our products may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on Aroa’s labor force and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to supply and sell our products.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global credit or financial markets, which could increase our cost of capital and adversely affect our ability to raise additional capital on acceptable terms or at all. It is possible that the continued spread of COVID-19 could cause a continued economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

In addition, the COVID-19 pandemic could cause:

●	Continued fluctuations in our operational results, revenues, and cash flows which may negatively impact our stock price;

●	Continued limitations on our operations due to restrictions associated with “shelter in place” orders and travel restrictions;

●	Negative impacts to the financial health of hospitals and other healthcare providers who purchase our products;

●	Distraction of management time and focus;

●	Increased risk that insurance coverage will not provide protection for all of the COVID-19-related disruption;

●	Decreases in the price healthcare providers are willing to pay for our products;

●	Delays in obtaining regulatory clearances, approval to market products, quality inspections, or delays to study activity, including our BRAVO study;

●	Delays to acquisition plans, increased risks to the operations and financial condition of newly acquired businesses, and increased costs or delays to integration of newly acquired businesses; and

●	Delays in coverage decisions by private and public health insurers and foreign governmental health systems

The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19 (including any new variations or mutations of COVID-19), any resurgence in COVID-19 transmission and infection after the loosening of “shelter-in-place” restrictions or resumption of surgical procedures, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection);  (b) the availability and efficacy of existing and future approved vaccines to slow the spread of COVID-19, and any mutations of COVID-19 which may impact the efficacy of existing and future approved vaccines; (c) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (d) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.

Information pertaining to the impact of the COVID-19 pandemic and associated economic disruptions on our operations to date can be found in “Management's Discussion and Analysis of Financial Position and Results of Operations” in this Annual Report on Form 10-K.

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2020 and 2019, we had net losses of $28.8 million and $22.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $196.7 million.

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

As of December 31, 2020, we had $30.0 million of indebtedness outstanding under our credit facility with OrbiMed Royalty Opportunities II, LP (“OrbiMed”) that matures in November 2023.

To service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness, our ability to plan for, or react to, changes in our business, industry and the economy generally will be limited.

In addition, the OrbiMed credit facility contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:

●	create, incur, assume or permit to exist any additional indebtedness, or create, incur, allow or permit to exist any additional liens;
●	enter into any amendment, supplement, waiver or other modification of, or enter into any forbearance from exercising any rights with respect to, the terms or provisions contained in certain agreements without consent;
●	effect certain changes in our business, fiscal year, management, entity name, business locations;
●	liquidate or dissolve, merge with or into, consolidate with, or acquire all or substantially all of the capital stock or assets of, any other company;
●	pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;

●	make certain investments; and
●	enter into transactions with our affiliates.

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

We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.

If needed, any future funding requirements will depend on many factors, including:

●	surgeon and market acceptance of our products;
●	the cost of our research and development activities;
●	the cost and timing of obtaining regulatory clearances or approvals;
●	the cost and timing of establishing additional sales and marketing capabilities;
●	the cost and timing of clinical trials that we are currently conducting or may conduct in the future;
●	costs associated with any product recall that may occur;
●	the effect of competing products in our markets or competing technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights; and
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights.

Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. In addition, any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third-parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our business, financial condition and results of operations.

If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.

We currently have limited sales and marketing capabilities. Building the requisite sales, marketing and distribution capabilities to successfully market and sell our products continues to be expensive and time-consuming and requires significant attention from our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our products. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our products. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products.

As of December 31, 2020, our commercial organization consisted of 64 employees in the U.S. and 4 employees in Europe. To generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Commercialization of our Products

To date, substantially all of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of OviTex product line.

Sales of our OviTex products accounted for 83% and 91% of total revenue for the years ended December 31, 2020 and 2019, respectively and for all of our revenue for the year ended December 31, 2018. We first commercialized OviTex products in the U.S. in 2016 and have introduced our larger sized OviTex products, our OviTex LPR product for use in laparoscopic and robotic-assisted hernia surgical repairs and sold units of our OviTex PRS products for use in surgery for soft tissue repair or reinforcement in plastic and reconstructive procedures. We expect that sales of our OviTex products and our OviTex PRS products, will account for all of our revenue for the foreseeable future. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

Our ability to execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption by inpatient and outpatient hospitals, surgeons, and medical device supply chain participants of our reinforced tissue matrix products. We cannot predict how quickly, if at all, surgeons will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance among surgeons and the medical community for some or all of our indications. Some surgeons may have prior history with or a preference for other soft tissue reinforcement products, such as permanent synthetic mesh, resorbable synthetic mesh, or other biologic matrices, or may be reluctant to alter their practice patterns to treat patients with our reinforced tissue matrix products. The degree of market acceptance of any of our products will depend on a number of factors, including:

●	whether surgeons and others in the medical community consider our products to be safe, effective and cost effective;

●	the potential and perceived advantages of our products over alternative products;
●	the effectiveness of our sales and marketing efforts for our products;
●	the prevalence and severity of any complications associated with using our products;
●	the convenience and ease of use of our products relative to competing products;
●	product labeling or product insert requirements by regulatory authorities;
●	the competitive pricing of our products;
●	the quality of our products meeting patient and surgeon expectations;
●	the results of clinical trials and post-market clinical studies relating to the use of our products;
●	pricing pressure, including from GPOs and government payors;
●	the availability of coverage and adequate reimbursement for procedures using our products from third-party payors, including government authorities;
●	the willingness of patients to pay out-of-pocket for our products in the absence of coverage and adequate reimbursement by third-party payors, including government authorities; and
●	our ability to provide incremental clinical and economic data that show the safety, clinical efficacy and cost effectiveness, and patient benefits from, our products.

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

Our future financial success will depend substantially on our ability to effectively and profitably market and sell our products. Even if we are able to attain significant market acceptance of our products, the commercial success of our products and any of our planned or future products is dependent on a number of additional factors, including the results of clinical trials relating to the use of our products and our ability to obtain and maintain regulatory approval or clearance to market our products and maintain compliance with applicable regulatory requirements. Successful growth of our sales and marketing efforts will depend on the strength of our marketing and distribution infrastructure and the effectiveness of our marketing and sales efforts, including our efforts to expand our direct sales force, while our ability to satisfy demand for our products driven by our sales and marketing efforts will be largely dependent on the ability of Aroa to maintain a commercially viable manufacturing process that is compliant with regulatory standards. If we fail to successfully market and sell our products, we will not be able to achieve profitability, which will have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our revenue in future periods will depend on our ability to increase sales of our OviTex and OviTex PRS products and any new product or product indications that we introduce, which will, in turn, depend in part on our success in expanding our customer base and driving increased use of our products. New products or product indications may also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to drive revenue growth. If we cannot achieve revenue growth, it could have a material adverse effect on our business, financial condition and results of operations.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of our products for these uses.

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

The products we commercialize have been cleared by the FDA and other regulatory authorities for specific indications. Our OviTex products are reinforced tissue matrices designed for use as a surgical mesh to reinforce and/or repair soft tissue where weakness exists and indications for use of our OviTex products include the repair of hernia and/or abdominal wall defects which require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex PRS products are reconstructive reinforced tissue matrices designed for implantation to reinforce soft tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. In connection with the March 2019 meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee, the FDA stated that no surgical mesh device, including OviTex PRS, has been cleared or approved for use in breast surgery, and that to obtain such indication, the product sponsor must obtain an approved PMA. Our OviTex PRS products are not cleared or approved for breast reconstruction surgery and thus we are prohibited from marketing them for that use. OviTex PRS or any other product we may develop for use in breast reconstruction surgery will need to be approved specifically for that indication. We intend to engage in discussions with the FDA regarding an IDE protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. There can be no assurance that we will be able to secure an IDE in a timely manner, or at all. Any marketing for OviTex PRS or any other product for a use in breast reconstruction surgery would be deemed off-label promotion of that product if it has been cleared for a general indication of use to reinforce or repair soft tissue and has not received an approval specifically for use in breast surgery. We train our marketing personnel and direct sales force to not promote our OviTex or OviTex PRS products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a surgeon or medical professional from using our OviTex or OviTex PRS products or other products we may commercialize in the future for off-label uses.

Although we train our direct sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared or approved for use, the FDA or another regulatory authority could conclude that we have engaged in off-label promotion. If the FDA determines that our promotional or training materials constitute promotion of an off-label use, or make claims that are not supported by the available clinical data, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or non-U.S. enforcement authorities might take action under other regulatory authority if they consider our business activities to constitute promotion of an off-label use, or are otherwise objectionable, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Even if surgeons or medical professionals use our OviTex products only for their approved indications, a failure by such surgeons and medical professionals to use our products in accordance with the processes and procedures established to properly utilize our OviTex products could result in product liability lawsuits, costly investigations and potentially affect our ability to achieve sufficient market penetration for our OviTex products. In those possible events, our reputation could be damaged and adoption of the products would be impaired. We may also be required to reassess the training, written instructions and product warnings or other labeling information we provide our customers. This process could require us to expend significant time and capital and could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.

Our ability to successfully commercialize and achieve market acceptance of our products depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. The primary customers for our products are hospitals and ambulatory surgery centers who will then seek reimbursement from third-party payors for the procedures performed using our products. While some third-party payors currently cover and provide reimbursement for procedures using our currently cleared or approved products, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement for the procedures using our products, to permit hospitals and surgeons to offer procedures using our products to patients requiring treatment, or that current reimbursement levels for procedures using our products will continue. Additionally, no uniform policy for coverage and reimbursement exists in the U.S. and coverage and reimbursement can differ significantly from payor to payor. If third-party payors reverse or limit their coverage for the procedures using our currently cleared or approved products in the future, this could have a material adverse effect on our business. If we are forced to lower the price we charge for our products, this could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives. Third-party payors, whether U.S. or non-U.S., or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs, including examining the cost effectiveness of procedures, in addition to their safety and efficacy, when making coverage and payment decisions. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage or alter pre-authorization requirements for new or existing procedures. We cannot provide assurance that we will be successful in any efforts we may potentially undertake to reverse such non-coverage decisions. If we are not successful in reversing non-coverage policies, or if third-party payors that currently cover or reimburse certain procedures reverse or limit their coverage of such procedures in the future, or if other third-party payors issue similar policies, our business could be adversely impacted.

Our long-term growth depends on our ability to enhance our product offerings.

It is important to our business that we continue to enhance our OviTex and OviTex PRS products and develop and introduce new reinforced tissue matrix products. Developing products is expensive and time-consuming and could divert management’s attention away from other aspects of our business. The success of any new reinforced tissue matrix product offering or product enhancements to our OviTex and OviTex PRS products will depend on several factors, including our ability to:

●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new products and product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	ensure the quality, manufacture and supply of new products by Aroa;
●	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
●	obtain the necessary regulatory clearances or approvals for expanded indications, new products or product modifications;
●	be fully FDA-compliant with marketing of new devices or products;

●	provide adequate training to potential users of our new products;
●	receive adequate coverage and reimbursement for procedures performed with our new products; and
●	develop an effective and dedicated sales and marketing team.

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

Approximately 4% and 2% of our revenue for the years ended December 31, 2020 and 2019, respectively, came from sakes in markets outside of the U.S. We did not have any sales in markets outside of the U.S. for the year ended December 31, 2018. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar non-U.S. countries;
●	the impact of the exit of the United Kingdom from the European Union;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the global impact of the COVID-19 pandemic;

●	natural disasters and global pandemics like COVID-19, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

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

We are reliant upon the intellectual property we license from Aroa for the development and commercialization of our products. Under the Aroa License, we hold an exclusive license to certain intellectual and technology rights to develop, commercialize and sell certain endoform regenerative template products derived from cows and sheep. The Aroa License also provides for cooperative development of our products utilizing the licensed intellectual property and all of our products rely on intellectual property owned by Aroa and licensed to us under the Aroa License. The Aroa License imposes various developmental and regulatory requirements upon us along with requiring us to make milestone payments upon the achievement of certain commercial and regulatory milestones. If we fail to comply with our obligations under the Aroa License, Aroa will have the right to terminate the Aroa License, in which event we would not be able to develop and market our products. We are obligated to pay Aroa up to an aggregate of $4.0 million in revenue-based milestone payments upon our achievement of certain net sales thresholds for sales of our products within the specified licensed territory, of which we have already paid $3.0 million.

Aroa is required under the Aroa License to manufacture all of our products at its manufacturing and warehousing facility in Auckland, New Zealand. The production of all of our products in a single location exposes us to the risk of Aroa’s facility being harmed or rendered inoperable by natural or man-made disasters or pandemics, which may render it difficult or impossible for Aroa to perform its manufacturing and assembly activities for some time. Although we and Aroa intend to establish redundant production facilities to lessen the risk of production disruptions, we will need to ensure that any manufacturing facility complies with our quality expectations and applicable regulatory requirements. If we are unable to establish redundant manufacturing facilities in a timely manner, any disruption in the manufacture of our products at Aroa’s manufacturing and warehouse facility, the continued commercialization of our products, the supply of our products to customers and the development of any new reinforced tissue matrix products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

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

We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.

We may encounter unforeseen situations in Aroa’s manufacturing and assembly of our products that would result in delays or shortfalls in its production. For example, Aroa was unable to supply us with our products from September 2017 to December 2017 due to a quality testing process failure identified by Aroa. Personnel shortages and reduced manufacturing capacity due to the COVID-19 pandemic may also result in a disruption in production.

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

The ovine rumen used in the manufacturing of our products is sourced through Aroa in New Zealand. Although Aroa obtains its supply of ovine rumen from jurisdictions with sheep that are not currently known to carry any prion disease (progressive neurodegenerative disorders, including scrapie disease), there can be no assurance that these flocks will remain prion disease-free or that a future outbreak or presence of other unintended and potentially hazardous agents would not adversely affect our products or patients that may receive them. The geographic concentration of our supply chain increases our vulnerability to disruption due to natural disasters, disease or other events. If there is a disruption in the supply of ovine rumen to our manufacturer and supplier, we may be unable to fulfill customer orders or delay the commercialization of new products.

We may also be prohibited from importing our products into the U.S. in the event of disease outbreak or other event impacting the sheep population in New Zealand. Any disruption in our supply lines could have a material adverse effect on our business, financial condition and results of operations.

Our products contain materials derived from animal sources and may become subject to additional regulation.

Our products are manufactured using ovine rumen. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease, particularly progressive neurodegenerative disorders, from animals to humans via those materials. In addition, the COVID-19 pandemic has heightened public awareness of animals and animal products as a disease vector. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could have a material adverse effect on our business, financial condition and results of operations.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our OviTex and OviTex PRS products (and would rely heavily on such providers for any other products we may commercialize and ship in the future) to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any of our products, it would be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our OviTex and OviTex PRS products (or any other products we commercialize in the future) and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, disease or other service interruptions affecting delivery services we use would adversely affect our ability to deliver our OviTex and OviTex PRS products (or any other products we commercialize in the future) on a timely basis. For example, disruptions to transportation infrastructure as a result of the COVID-19 pandemic may impact our ability to provide our products to our customers.

Risks Related to Intellectual Property Matters

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our products, and we cannot provide any assurances that third-party patents do not exist which might be enforced against our products in the absence of such a license. The licensing and acquisition of third-party intellectual property rights is a competitive practice and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our products. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected products, which would have a material adverse effect on our business.

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

We own ten issued or allowed U.S. patents and have eight pending U.S. patent applications. As of December 31, 2020, we had rights, whether through ownership or licensing, to twelve issued or allowed U.S. patents, eight pending U.S. patent applications, two issued non-U.S. patents and four pending non-U.S. patent applications. Our issued U.S. patents will expire between 2035 and 2038. The licensed patents will expire between 2029 and 2031.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that any of our patents, or patents to which we have ownership rights through licensing agreements, have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our OviTex and OviTex PRS products, any additional features we develop for our OviTex and OviTex PRS products or any new products we seek to develop in the future. Other parties may have developed technologies that may be related or competitive to our OviTex or OviTex PRS products, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal, scientific and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own, or to which we have ownership rights through licensing agreements, may not provide any protection against competitors. Furthermore, an adverse decision in a judicial or administrative proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

Although an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our OviTex or OviTex PRS products and attempt to replicate the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around the relevant patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some non-U.S. countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.

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

Moreover, we may become party to adversarial proceedings regarding our or third-party patent portfolios. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, inter partes review, interference or derivation proceedings before the U.S. Patent and Trademark Office (“USPTO”) and challenges in U.S. District Courts. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party.

Any lawsuits resulting from such allegations could subject us to significant liability for damages and/ or invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
●	lose the opportunity to license our technology to others or to collect royalty payments;
●	incur significant legal expenses, including, in some cases, the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
●	pay substantial damages (possibly treble damages) or royalties to the party whose intellectual property rights on which we may be found to be infringing;
●	redesign products that contain the allegedly infringing intellectual property; and
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. In addition, we may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give any competitors access to the same technology or intellectual property rights license to us. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a technically feasible way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain a required license, the holders of any such patents may be able to block us, our licenses or our collaborators from marketing products based on the disputed technology until such patents expire, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, importing, marketing or otherwise commercializing our products, services and technology. In addition, if the breadth or strength of protection provided the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our common stock could be adversely affected.

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

We also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome of any such claim is unpredictable. Trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed or reverse engineered by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

Filing, prosecuting and defending patents covering our products in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. Additionally, in the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

We employ individuals who previously worked with other companies, including our competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal data, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and other patent agencies over the lifetime of the patent. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by additional payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance with such provisions will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, it can create opportunities for competitors to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our products.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the U.S., provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our products, when the terms of all patents covering a product expire, our business may become subject to competition from products identical or similar to ours. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be unable to patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation.

In the U.S., a patent that covers a drug product or medical device approved by the FDA may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our products, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the European Union, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our products or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our products that is in the public domain;
●	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;
●	we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●	we may not be able to successfully commercialize our products before our relevant patents we may have, or to which we have ownership rights through licensing agreements, expire;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our current or future pending patent applications will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the U.S. and internationally including by the FDA and European Medicines Agency (“EMA”). The FDA, EMA and other foreign equivalents regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

The regulations to which we are subject are complex, have become more stringent over time and are subject to further change. There is additional uncertainty in light of the new Presidential administration in the U.S. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; untitled letters; Form 483s; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or PMA approvals, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

An element of our strategy is to continue to add new features and expand the indications and uses for our current products. In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA from the FDA, unless an exemption applies. Our products are cleared with the FDA, through clearances obtained and, with the exception of the clearances relating to our OviTex PRS products, held by Aroa, under Section 510(k) of the FDCA, which permits marketing of a device if it is “substantially equivalent” to an already legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later downclassified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have been the subject of cleared 510(k)s, obtained and, with the exception of the clearances relating to our OviTex PRS products, held by Aroa. For more information regarding the regulation of our products, see “Business — Government Regulation.”

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

In the U.S., Aroa has obtained and holds 510(k) clearances from the FDA to market our OviTex products and obtained the 501(k) clearances from the FDA held by us for our OviTex PRS products. An element of our strategy is to continue to upgrade our reinforced tissue matrix products. We expect that any such modifications may require new 510(k) clearances; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. The FDA will require a PMA, rather than a 510(k) clearance for the use if OviTex PRS in breast surgery. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;
●	the data from our preclinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
●	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. For example, in January 2019, the agency finalized guidance outlining the framework for the Safety and Performance Based Pathway. This option for 510(k) clearance will allow manufacturers to use objective performance criteria established or recognized by the FDA to facilitate demonstration of substantial equivalence of their new products to legally marketed devices. This new pathway will ensure that the performance characteristics of new devices are evaluated against a set of objective, transparent and well-validated safety and performance metrics. Devices using this pathway will still have to meet current standards for reasonable assurance of safety and effectiveness before they can be marketed.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our reinforced tissue matrix products and result in enforcement actions such as:

●	warning letters, untitled letters or Form 483s;
●	fines;
●	injunctions;
●	civil penalties;
●	termination of distribution;
●	recalls or seizures of products;
●	delays in the introduction of products into the market;
●	total or partial suspension of production;
●	refusal to grant future clearances or approvals;
●	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and
●	in the most serious cases, criminal penalties.

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

An element of our strategy is to continue to add new features and expand the indications and uses for our current products. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Such modifications can be expensive and uncertain in time and outcome. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past and expect to make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for these modifications, we may be required to recall and to stop selling or marketing such products as modified until we obtain clearance or approval, which could harm our operating results and require us to redesign such products. In these circumstances, we may be subject to significant enforcement actions, including significant fines or penalties.

International regulatory approval processes may take more or less time than the FDA clearance or approval process. If we fail to comply with applicable FDA and comparable non-U.S. regulatory requirements, we may not receive regulatory clearances or approvals or may be subject to FDA or comparable non-U.S. enforcement actions.

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

Even after we have obtained the proper regulatory approval to market our products, they will be subject to ongoing regulatory requirements for design, development, manufacturing, testing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, recalls and field safety corrective actions, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, EMA and applicable state regulatory authorities, which may include any of the following sanctions:

●	issue warning or untitled letters that would result in adverse publicity or may require corrective advertising;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention, or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future clearances under Section 510(k) or pre-market approvals or EU regulatory approvals of new products, new intended uses, or modifications to existing products;
●	withdrawal or suspension of regulatory clearances or approvals;

●	FDA refusal to issue certificates to non-U.S. governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

We are subject to the FDA’s medical device reporting regulations and similar EU and other foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including untitled letters, warning letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of related approvals, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory agencies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. For example, in April 2018, Aroa, as the product manufacturer, issued a voluntary recall of our resorbable OviTex products due to a reduction in the labeled shelf life of such products from 24 months to 18 months. The recall included a total of 1,974 units from 48 manufacturing lots and was ultimately terminated in April 2019. A government-mandated or voluntary recall by us could also occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. There is additional uncertainty in light of the new Presidential administration. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The Medical Devices Regulation will be fully implemented in 2021, and, once applicable, the new regulations will, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	establish a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthen rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

Failure to comply with these regulations may harm our business.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. There is additional uncertainty in light of the new Presidential administration.

Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our relationships with surgeons, patients and payors in the U.S. are subject to applicable anti-kickback, fraud and abuse laws and regulations.

Our current and future operations with respect to the commercialization of our products are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, surgeons and other healthcare professionals. The laws are described in greater detail in the section below under “Business — Government Regulation,” and include, but are not limited to:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996 which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicare Services, or CMS, information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential

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

To enforce compliance with healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may also have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlements could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, in which violations of these laws could result in substantial penalties and prosecution.

We are exposed to trade and economic sanctions and other restrictions imposed by the U.S. and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control. In addition, the U.K. Bribery Act of 2010 (“Bribery Act”), prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. The EU’s General Data Protection Regulation, or GDPR, became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own laws and regulations limiting the processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20.0 million or 4% of total worldwide revenue, whichever is greater. The implementation and enforcement of the GDPR may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the EEA. We rely on transfer mechanisms permitted under these laws, including EU Standard Contract Clauses. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom or other jurisdictions, we could be prevented from transferring personal data of users or employees in those regions. This could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

The Affordable Care Act and any changes in healthcare law may increase the difficulty and cost for us to successfully commercialize our products and affect the prices we may obtain.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the healthcare industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Presidential administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control healthcare costs, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

Our business involves the use of hazardous materials and we and Aroa must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Aroa’s activities in manufacturing our products may involve the controlled storage, use and disposal of hazardous materials. Aroa is or may be subject to federal, state, local and non-U.S. laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials.

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

Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and results of operations.

Risks Related to Our Business and Products

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control.

Factors that may cause fluctuations in our quarterly and annual results include:

●	surgeon and patient adoption of our products;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	changes in coverage policies by third-party payors that affect the reimbursement of procedures in which our products are used;
●	unanticipated pricing pressure;
●	our ability to obtain and maintain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional jurisdictions;
●	the hiring, retention and continued productivity of our sales representatives;
●	our ability to expand the geographic reach of our sales and marketing efforts;
●	results of clinical research and trials on our existing products and products in development;
●	delays in, or failure of, component and raw material deliveries by Aroa;
●	recalls or other field safety corrective actions by Aroa;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, floods or public health emergencies such as the COVID-19 pandemic; and
●	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

Because our quarterly and annual results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business. In particular, we cannot predict at this time the extent of the impact that the COVID-19 pandemic will have on our sales and financial results. These fluctuations may also increase the likelihood that we will not meet our forecasted performance, which could negatively affect the market price for our common stock.

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

In the U.S., we currently compete with LifeCell Corporation, an affiliate of Allergan plc, and Davol Inc., a subsidiary of Becton, Dickinson and Company, which produce, among other things, soft tissue reconstruction surgery products, including Strattice and Phasix, respectively. In the EEA, we compete with Bard, a subsidiary of Becton, Dickinson and Company, who produces other soft tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than us. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We believe other emerging businesses are in the early stages of developing similar products designed for soft tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

Most of the other soft tissue reconstruction surgery products currently have a greater penetration into the soft tissue reconstruction surgery market. Often, other soft tissue reconstruction surgery products with which our products compete are marketed as part of a bundled product line, which may provide our potential customers a better price-per-product than we could offer. If we are unable to penetrate the soft tissue reconstruction surgery market, or offer competitive pricing on our products compared with products sold as part of a bundled product line, it could have a material adverse effect on our business, financial condition and results of operations.

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

Many existing and potential customers for our products within the U.S. are members of GPOs and IDNs, including accountable care organizations or public-based purchasing organizations, and our business strategy is focused on entering into major contracts with these organizations. Our products can be contracted under national tenders or with larger hospital GPOs. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. We are currently responding to bids and negotiating a number of GPO and IDN agreements.

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

Our ongoing prospective, single arm multicenter post-market clinical study, which we refer to as our BRAVO study, was fully enrolled at 92 patients. We are conducting this study to support the marketing of our OviTex products for their cleared indicated uses, and do not currently have any clinical data for use of our OviTex PRS products in patients. The long-term effects of using our products in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies and clinical studies of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or preliminary data from our BRAVO study or other clinical studies that we may conduct in the future, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim or preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of hernia and soft tissue reconstruction surgery patients and overall market and the assumed prices at which we can sell our products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our products may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

Our reinforced tissue matrix products have a limited shelf life and will expire if not timely used. To ensure adequate inventory supply, we must forecast inventory needs and place orders with Aroa based on our estimates of future demand for our reinforced tissue matrix products. Our ability to accurately forecast demand for such products could be negatively affected by many factors, including:

●	product introductions by competitors;
●	an increase or decrease in surgeon demand for our products or for products of our competitors;
●	our failure to accurately manage our expansion strategy;
●	our failure to accurately forecast surgeon acceptance of new products;
●	our failure to obtain contracts with a significant number of GPOs and IDNs;
●	unanticipated changes in general market conditions or regulatory matters;
●	the severity and duration of market disruptions as a result of the COVID-19 outbreak; and
●	weakening of economic conditions or consumer confidence.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Additionally, we are subject to the risk that a portion of our inventory will expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. Conversely, if we underestimate customer demand for our products, Aroa may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or Aroa may not be able to allocate sufficient capacity to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We rely on our own direct sales force for our products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs.

We rely on our own direct sales force, which as of December 31, 2020 consisted of 39 representatives in the U.S. and 2 representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the rules of the FDA and other similar foreign regulatory bodies; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; (iv) data privacy laws and other similar non-U.S. laws; or (v) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs.

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

We do not have redundant facilities. We perform substantially all of our research and development and back office activity and maintain all our finished goods inventory in a single location in Malvern, Pennsylvania. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire, public health emergencies such as pandemics and power outages, which may render it difficult or impossible for us to perform our customer service research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

If we experience significant disruption or a breach in our information technology systems, our business could be adversely affected.

We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, data security and other processes necessary to manage our business. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business.

If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Furthermore, any breach in our information technology systems could lead to the unauthorized access, disclosure and use of non-public information from our patient registry or other patient information which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to our reputation.

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2020, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $150.6 million and $128.9 million, respectively. The federal carry forwards for losses incurred prior to 2017 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2026. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2020 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

Risks Related to Our Securities

The trading price of the shares of our common stock has been and could in the future be highly volatile.

The price of our common stock has been and may continue to be volatile. Even though our common stock is listed on Nasdaq, an active trading market for our common stock may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a negative effect on the price of our common stock.

We cannot predict the prices at which our shares of common stock may trade. The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our products or of those of others in our industry;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including any economic downturn as a result of the COVID-19 pandemic.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 60% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our capital stock or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

We may remain an emerging growth company until as late as December 31, 2024, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Provisions in our fourth amended and restated certificate of incorporation and our second amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	our fourth amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our board of directors may alter certain provisions of our second amended and restated bylaws without obtaining stockholder approval;
●	the approval of the holders of at least two-thirds of our shares entitled to vote at an election of our board of directors is required to adopt, amend or repeal our second amended and restated bylaws or repeal the provisions of our fourth amended and restated certificate of incorporation regarding the election and removal of directors;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

General Risk Factors

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business. Our general business strategy may be adversely affected by such economic conditions or the presence of a volatile business environment or unpredictable and unstable market conditions, such as the economic turmoil resulting from the spread of the COVID-19 pandemic. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa, at their facility in Auckland, New Zealand which currently totals approximately 25,000 square feet.

We lease our corporate headquarters in Malvern, Pennsylvania, which houses our research and development operations, controlled environment room, and office space, and currently totals approximately 16,000 square feet. In December 2020, we entered into a third amendment to the lease to extend the term of the agreement and lease additional premises at such property, which is anticipated to occur no later than March 2023. The additional premises, when delivered, will expand our square footage to approximately 25,000 square feet.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 19, 2021, the Company had approximately 76 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

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

As of December 31, 2020, we have used approximately $21.9 million of the net proceeds from our IPO for working capital and general corporate purposes, including hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities. No amount of the net proceeds from our IPO have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations and the consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” and in other parts of this Annual Report.

Overview

We are a commercial-stage medical technology company focused on designing, developing and marketing innovative tissue reinforcement materials to address unmet needs in soft tissue reconstruction. We are committed to providing patients with advanced, economically effective biologic material repair solutions to patients to minimize long-term exposure to permanent synthetic materials and improve clinical outcomes. Our products are purposefully designed to address the shortcomings of existing reinforcement materials in hernia repair, abdominal wall reconstruction and plastic and reconstructive surgery.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery Ltd. (“Aroa”), our exclusive manufacturer and supplier. Interim results of our ongoing prospective, single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, suggest that OviTex is safe and clinically effective for treatment of ventral hernias. Our BRAVO study was fully enrolled at 92 patients. The interim analysis includes patient cohorts at the 90-day, 12-month and 24-month follow-up periods. At 90 days post-operative, there were no recurrences or reoperations among the 84 patients analyzed and one implant removal due to a bowel perforation. The final 12-month analysis includes 76 patients, of whom two patients experienced a recurrence, both adjacent to the original repair, with the OviTex repairs remaining intact. Of the 51 patients that have reached 24-month follow-up, one patient experienced a surgical site occurrence from a superficial infection and none experienced a recurrence or long-term complication. Additional results from the 30-day and 24-month patient cohorts showing low rates of surgical site occurrences requiring treatment were presented in September 2020 at the Americas Hernia Society Annual Meeting. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the United States in July 2016 and they are now used in more than 325 hospital accounts. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

OviTex PRS is indicated for use in implantation to reinforce soft tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. We commenced a limited launch in May 2019 and have gathered clinical feedback from our initial surgeon users. Based on this feedback, we expanded our commercial launch in June 2020 and expect to continue to expand our surgeon network. We also intend to engage in discussions with the FDA regarding an Investigational Device Exemption protocol to study the safety and effectiveness of our OviTex

PRS product for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than a 510(k) clearance, will be required for such an indication.

We market our products through a single direct sales force, predominantly in the United States. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2020, we had 45 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft tissue reconstruction procedures. Additionally, we believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.

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

Prior to obtaining FDA clearance for our first OviTex product, we devoted substantially all our resources to the design and development of our reinforced tissue matrices. Our development efforts to date have included an extensive non-human primate preclinical research data set for OviTex. In addition to our current portfolio, we are developing new product features and designs for both our OviTex and OviTex PRS portfolios. We intend to continue to make investments in research and development efforts to develop improvements and enhancements.

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

Substantially all our revenue to date has been generated by the sale of our OviTex products. Our revenue for the years ended December 31, 2020 and 2019 was $18.2 million and $15.4 million, respectively, an increase of $2.8 million, or 18% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Net loss increased from $22.4 million for the year ended December 31, 2019 to $28.8 million for the year ended December 31, 2020, an increase of $6.4 million, or 28%. We have not been profitable since inception and as of December 31, 2020, we had an accumulated deficit of $196.7 million. We expect to incur losses for the foreseeable future.

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
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. As the hospital access environment continues to evolve throughout this pandemic and practices vary from hospital to hospital and state to state, our sales team has continued to adapt and remain flexible to adjust to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. Approximately 200 surgeons have participated in these virtual programs to date. We expect to continue to adapt our sales and marketing plans as we continue to gain better visibility into the effects of the COVID-19 pandemic on our business. As Aroa is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have to date been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future because of the pandemic due to staffing shortages, production slowdowns, stoppages, travel and shipping restrictions or disruptions in delivery systems.
●	Cost Containment: We initiated actions in April 2020 to generate savings in areas such as travel, events, and consulting. Additionally, for the period from April 16, 2020 to July 15, 2020, we reduced the base salaries of our employees. The base salaries of each of our senior executives were reduced by 30% and the base salaries of each of our vice presidents were reduced by 25%. In addition, certain senior executives volunteered to reduce their salaries by an additional 5%, for a total reduction of 35% for those individuals. Reductions in salary for other employees varied from 5% to 20%. In addition, we suspended our matching contributions to all participants under our 401(k) Retirement Plan. The matching contributions program was reinstated in August 2020. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges.

●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives in light of the COVID-19 pandemic and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	Fourth Quarter and 2020 Results. Our daily sales experienced steady improvement starting in May 2020. The fourth quarter of 2020 began with this trend continuing, however, during the second half of the fourth quarter, we experienced increased volatility in demand for our products as COVID-19 cases and hospitalizations increased. The timing, extent and continuation of any increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A material increase in COVID-19 cases in one or more locations, such as the resurgence of cases in many states, may result in an increase in hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	The availability and speed of COVID-19 vaccine distribution and administration and the timing and extent to which the vaccination process will affect the progression of the virus.
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases of COVID-19 cases in the number of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to unemployment in the United States or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases spikes, limiting the space and resources allocated to inpatient and outpatient elective procedures.

o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenue.

We cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures and our revenues in the first quarter of 2021 and beyond.

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

Components of Our Results of Operations

Revenue

Substantially all of our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing product sales due to our expanding customer base, although it is unclear at this point what long-term effect the COVID-19 pandemic will have on our ability to continue to generate revenue and expand our customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on our product demand which could lead to additional charges to excess and obsolete inventory.

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

We expect that our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our growth and incur additional expenses related to operating as a publicly traded commercial company, including director and officer insurance coverage, legal costs, accounting costs and costs related to SEC compliance and investor relations. It is unclear at this point, however, what long-term effect, if any, the COVID-19 pandemic will have on these expenses. We expect our general and administrative expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

Other Income

Other income consists primarily of income earned on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of the Year Ended December 31, 2020 and 2019

	Year Ended December 31,		Change
	2020	2019	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$18,213	$15,446	$2,767	18%
Cost of revenue (excluding amortization of intangible assets)	6,675	5,870	805	14
Amortization of intangible assets	304	304	—	—
Gross profit	11,234	9,272	1,962	21
Gross margin	62%	60%
Operating expenses:
Sales and marketing	22,111	18,060	4,051	22
General and administrative	10,143	6,223	3,920	63
Research and development	4,255	4,151	104	3
Total operating expenses	36,509	28,434	8,075	28
Loss from operations	(25,275)	(19,162)	(6,113)	32
Other (expense) income:
Interest expense	(3,564)	(3,609)	45	(1)
Change in fair value of preferred stock warrant liability	—	(5)	5	(100)
Other income	45	351	(306)	(87)
Total other expense	(3,519)	(3,263)	(256)	8
Net loss	$(28,794)	$(22,425)	$(6,369)	28%

Revenue

Revenue increased by $2.8 million, or 18%, to $18.2 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization with increased penetration within existing customer accounts. During the year ended December 31, 2020, we sold 4,794 units of OviTex compared to 3,779 units of OviTex during the year ended December 31, 2019, a 27% increase in unit sales volume. Additionally, we sold 663 units of OviTex PRS compared to 240 units during the year ended December 31, 2019.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million to $6.7 million for the year ended December 31, 2020 from $5.9 million for the year ended December 31, 2019. The increase in cost of revenue was primarily the result of higher revenue due to the growth in the number of OviTex and OviTex PRS units sold offset by a lower charge to excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for both the years ended December 31, 2020 and 2019.

Gross Margin

Gross margin increased to 62% for the year ended December 31, 2020 from 60% for the year ended December 31, 2019. The increase was primarily due to a lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue due to longer shelf life and inventory management during the year ended December 31, 2020 as compared to the prior year.

Sales and Marketing

Sales and marketing expenses increased by $4.1 million, or 22%, to $22.1 million for the year ended December 31, 2020 from $18.1 million for the year ended December 31, 2019. The increase was primarily due to higher salary, benefits and commission costs of $4.2 million as a result of an expansion of our commercialization activities, including an increase in headcount, which was partially offset by lower travel and consulting expenses and other cost containment actions taken in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $3.9 million, or 63%, to $10.1 million for the year ended December 31, 2020 from $6.2 million for the year ended December 31, 2019. The increase was primarily due to increased insurance costs of $1.7 million, increased professional, legal and consulting fees of $0.9 million, higher stock-based compensation expense of $0.8 million and higher salary and benefits costs of $0.3 million which was partially offset by the cost containment actions taken in response to the COVID-19 pandemic.

Research and Development

Research and development expenses increased by $0.1 million, or 3%, to $4.3 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019. The increase in research and development expense primarily relates to increased salaries and benefits offset by a decrease in licensing payments.

Interest Expense

Interest expense was $3.6 million for both the years ended December 31, 2020 and 2019.

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

Other Income

Other income decreased by $0.3 million, or 87%, to $45,000 for the year ended December 31, 2020 from $0.4 million for the year ended December 31, 2019 due to a decrease in interest income as a result of the decrease in short-term investments.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Change
	2019	2018	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$15,446	$8,274	$7,172	87%
Cost of revenue (excluding amortization of intangible assets)	5,870	4,547	1,323	29
Amortization of intangible assets	304	785	(481)	(61)
Gross profit	9,272	2,942	6,330	215
Gross margin	60%	36%
Operating expenses:
Sales and marketing	18,060	13,646	4,414	32
General and administrative	6,223	4,899	1,324	27
Research and development	4,151	4,339	(188)	(4)
Gain on litigation settlement	—	(2,160)	2,160	(100)
Total operating expenses	28,434	20,724	7,710	37
Loss from operations	(19,162)	(17,782)	(1,380)	8
Other (expense) income:
Interest expense	(3,609)	(1,802)	(1,807)	100
Loss on extinguishment of debt	—	(1,822)	1,822	(100)
Change in fair value of preferred stock warrant liability	(5)	244	(249)	(102)
Other income	351	70	281	401
Total other expense	(3,263)	(3,310)	47	(1)
Net loss	$(22,425)	$(21,092)	$(1,333)	6%

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

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had cash and cash equivalents of $74.4 million, working capital of $76.6 million and an accumulated deficit of $196.7 million. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $54.6 million, working capital of $57.6 and an accumulated deficit of $167.9 million.

On November 13, 2019, we closed our IPO in which we issued and sold 4,398,700 shares of our common stock at a public offering price of $13.00 per share, which included 398,700 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $50.6 million after deducting underwriting discounts and commissions and other expenses.

On June 30, 2020, we closed a follow-on public offering in which we issued and sold 3,000,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2020, we had $30.0 million of borrowings outstanding under our credit facility (the “OrbiMed Credit Facility”). This credit facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility. On December 18, 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the year ended December 31, 2020. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic. If we are unable to obtain adequate financing we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash used in operating activities	$(24,456)	$(25,523)	$(19,924)
Cash provided by (used in) investing activities	9,122	(11,981)	(1,558)
Cash provided by financing activities	44,409	65,532	27,414
Effect of exchange rate on cash	17	(4)	—
Net increase in cash and cash equivalents	$29,092	$28,024	$5,932

Operating Activities

During the year ended December 31, 2020, we used $24.5 million of cash in operating activities, resulting from our net loss of $28.8 million and the change in operating assets and liabilities of $0.2 million offset by non-cash charges of $4.5 million. Our non-cash charges were comprised of stock-based compensation expense of $2.1 million, our excess and obsolete inventory charge of $1.3 million, interest expense of $0.6 million and depreciation and amortization expense of $0.5 million.

During the year ended December 31, 2019, we used $25.5 million of cash in operating activities, resulting from our net loss of $22.4 million and the change in operating assets and liabilities of $6.3 million, offset by non-cash charges of $3.2 million. Our non-cash charges were primarily comprised of our excess and obsolete inventory charge of $1.6 million, stock-based compensation expense of $0.5 million, interest expense of $0.5 million and depreciation and amortization expense of $0.6 million. The change in our operating assets was primarily related to increases in accounts receivable, inventory and prepaid expenses and other assets.

Investing Activities

During the year ended December 31, 2020, cash provided by investing activities was $9.1 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

During the year ended December 31, 2019, cash used in investing activities was $12.0 million, consisting of purchases of short-term investments of $9.3 million, payments made for our intangible assets of $2.5 million and purchases of property and equipment of $0.2 million.

Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $44.4 million, consisting primarily of the net proceeds received from a follow-on public offering of our common stock.

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

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non-payment, (ii) breach of warranty, (iii) non-performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. In the event of default under the OrbiMed Credit Facility, we may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than			More than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Principal payments on long-term debt	$30,000	$—	$30,000	$—	$—
Interest and end of term charge on long-term debt(1)	11,414	2,925	8,489	—	—
Operating lease commitments(2)	2,436	222	533	741	940
Purchase commitments with Aroa	4,250	2,500	1,750	—	—
Total(3)	$48,100	$5,647	$40,772	$741	$940

(1)	Interest payable reflects the rate in effect as of December 31, 2020. The interest rate on borrowings under the OrbiMed Credit Facility is variable and resets monthly. End of term fee reflects final payment fee due at maturity.
(2)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2028.
(3)	This table does not include (a) any milestone payments that are not deemed probable under license agreements as the timing and likelihood of such payments are not known with certainty and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. Excluded amounts primarily consist of a $1,000 milestone payment due to Aroa when certain sales milestones are met.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of December 31, 2020, LIBOR was below 1.0%. Therefore, a 1.0% increase in LIBOR would not increase the annual interest payments.

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

The information required by this Item is set forth on pages F-1 through F-25 hereto.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 96 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

ITEM 16.            FORM 10-K SUMMARY

None.

TELA BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

March 25, 2021

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,394	$45,302
Short-term investments	—	9,285
Accounts receivable, net	2,683	2,836
Inventory	3,907	4,603
Prepaid expenses and other assets	2,241	2,308
Total current assets	83,225	64,334
Property and equipment, net	626	677
Intangible assets, net	2,607	2,911
Total assets	$86,458	$67,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$652	$3,171
Accrued expenses and other current liabilities	5,953	3,542
Total current liabilities	6,605	6,713
Long‑term debt with related party	30,827	30,243
Other long‑term liabilities	—	4
Total liabilities	37,432	36,960

Contingencies and commitments (Note 11)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,437,289 and 11,406,976 shares issued and 14,437,107 and 11,406,221 shares outstanding at December 31, 2020 and 2019, respectively	14	11
Additional paid-in capital	245,736	198,829
Accumulated other comprehensive loss	(71)	(19)
Accumulated deficit	(196,653)	(167,859)
Total stockholders’ equity	49,026	30,962
Total liabilities and stockholders’ equity	$86,458	$67,922

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue	$18,213	$15,446	$8,274
Cost of revenue (excluding amortization of intangible assets)	6,675	5,870	4,547
Amortization of intangible assets	304	304	785
Gross profit	11,234	9,272	2,942
Operating expenses:
Sales and marketing	22,111	18,060	13,646
General and administrative	10,143	6,223	4,899
Research and development	4,255	4,151	4,339
Gain on litigation settlement	—	—	(2,160)
Total operating expenses	36,509	28,434	20,724
Loss from operations	(25,275)	(19,162)	(17,782)
Other (expense) income:
Interest expense	(3,564)	(3,609)	(1,802)
Loss on extinguishment of debt	—	—	(1,822)
Change in fair value of preferred stock warrant liability	—	(5)	244
Other income	45	351	70
Total other expense	(3,519)	(3,263)	(3,310)
Net loss	(28,794)	(22,425)	(21,092)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,783)	(8,823)
Net loss attributable to common stockholders	$(28,794)	$(30,208)	$(29,915)
Net loss per common share, basic and diluted	$(2.23)	$(17.10)	$(101.41)
Weighted average common shares outstanding, basic and diluted	12,934,421	1,766,412	294,988
Comprehensive loss:
Net loss	$(28,794)	$(22,425)	$(21,092)
Foreign currency translation adjustment	(52)	(15)	—
Unrealized loss on short-term investments	—	(4)	—
Comprehensive loss	$(28,846)	$(22,444)	$(21,092)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2018	22,501,174	$30,940	59,425,431	$80,409	293,791	$—	$—	$—	$(108,171)	$(108,171)
Vesting of common stock previously subject to repurchase	—	—	—	—	549	—	5	—	—	5
Exercise of stock options	—	—	—	—	1,377	—	5	—	—	5
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $206	—	—	3,607,069	3,978	—	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	216	—	—	216
Accretion of redeemable convertible preferred stock to redemption value	—	2,172	—	6,651	—	—	(226)	—	(8,597)	(8,823)
Net loss	—	—	—	—	—	—	—	—	(21,092)	(21,092)
Balance at December 31, 2018	22,501,174	33,112	63,032,500	91,038	295,717	—	—	—	(137,860)	(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	628	—	4	—	—	4
Exercise of stock options	—	—	—	—	2,527	—	14	—	—	14
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $165	—	—	12,527,956	14,367	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	—	(15)
Stock‑based compensation expense	—	—	—	—	—	—	457	—	—	457
Accretion of redeemable convertible preferred stock to redemption value	—	1,563	—	6,220	—	—	(209)	—	(7,574)	(7,783)
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(22,501,174)	(34,675)	(75,560,456)	(111,625)	6,708,649	7	146,293	—	—	146,300
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,398,700	4	50,625	—	—	50,629
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	1,645	—	—	1,645
Net loss	—	—	—	—	—	—	—	—	(22,425)	(22,425)
Balance at December 31, 2019	—	—	—	—	11,406,221	11	198,829	(19)	(167,859)	30,962
Vesting of common stock previously subject to repurchase	—	—	—	—	306	—	3	—	—	3
Exercise of stock options	—	—	—	—	27,783	—	175	—	—	175
Issuance of common stock under the employee stock purchase plan	—	—	—	—	2,797	—	34	—	—	34
Foreign currency translation adjustment	—	—	—	—	—	—	—	(52)	—	(52)
Stock‑based compensation expense	—	—	—	—	—	—	1,976	—	—	1,976
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	—	—	—	—	(28,794)	(28,794)
Balance at December 31, 2020	—	$—	—	$—	14,437,107	$14	$245,736	$(71)	$(196,653)	$49,026

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(28,794)	$(22,425)	$(21,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	221	278	463
Noncash interest expense	584	523	712
Noncash loss on extinguishment of debt	—	—	1,469
Amortization of intangible assets	304	304	785
Inventory excess and obsolescence charge	1,327	1,591	2,224
Change in fair value of warrants	—	5	(244)
Stock‑based compensation expense	2,058	457	216
Gain on sale of equipment	—	—	(2)
Change in operating assets and liabilities:
Accounts receivable, net	149	(1,528)	(541)
Inventory	(620)	(1,839)	(4,757)
Prepaid expenses and other assets	66	(1,977)	99
Restricted cash	—	—	24
Accounts payable	(2,002)	(773)	1,914
Accrued expenses and other current liabilities	2,321	(118)	(1,194)
Foreign currency remeasurement gain	(70)	(21)	—
Net cash used in operating activities	(24,456)	(25,523)	(19,924)
Cash flows from investing activities:
Purchases of short-term investments	—	(9,284)	—
Proceeds from the sale and maturity of short-term investments	9,289	—	—
Payment for intangible asset	—	(2,500)	(1,500)
Purchase of property and equipment	(167)	(197)	(62)
Proceeds from the sale of property and equipment	—	—	4
Net cash provided by (used in) investing activities	9,122	(11,981)	(1,558)
Cash flows from financing activities:
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	44,722	—	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	51,151	—
Proceeds from issuance of long‑term debt with related party	—	—	30,000
Proceeds from issuance of long‑term debt and preferred stock warrants	—	—	8,000
Repayment of long‑term debt	—	—	(13,000)
Borrowings under revolving credit facility	—	—	5,732
Repayments of revolving credit facility	—	—	(5,732)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of offering costs	—	14,367	3,978
Payment of initial public offering costs	(522)	—	—
Payment of deferred financing costs	—	—	(1,569)
Proceeds from exercise of stock options	175	14	5
Proceeds from issuance of common stock under the employee stock purchase plan	34	—	—
Net cash provided by financing activities	44,409	65,532	27,414
Effect of exchange rate on cash	17	(4)	—
Net increase in cash and cash equivalents	29,092	28,024	5,932
Cash and cash equivalents, beginning of year	45,302	17,278	11,346
Cash and cash equivalents, end of year	$74,394	$45,302	$17,278
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,980	$3,086	$1,090
Cash paid on loss on extinguishment of debt	$—	$—	$353
Supplemental disclosures of noncash investing and financing activities:
Fair value of warrants issued in connection with equity and debt financing	$—	$—	$187
Accretion of redeemable convertible preferred stock	$—	$7,783	$8,823
Conversion of convertible preferred stock to common stock in connection with the initial public offering	$—	$146,300	$—
Conversion of outstanding preferred stock warrants	$—	$1,645	$—
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$522	$—
Property and equipment in accounts payable	$3	$—	$—
Intangible assets in accrued expenses and other current liabilities	$—	$—	$2,500
Recognition of exit fee for debt discount	$—	$—	$3,400
Issuance of common stock for early exercised stock options	$3	$4	$5
Unrealized loss on short-term investments	$—	$4	$—
Liability-classified stock-based compensation in accrued expenses and other current liabilities	$82	$—	$—

See accompanying notes to consolidated financial statements.

TELA BIO, INC.

Notes to Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is focused on the commercialization and sale of OviTex Reinforced Tissue Matrix (“OviTex”), which utilizes surgical reconstruction medical device technology licensed from a strategic partner, Aroa Biosurgery Ltd. (“Aroa”), as described in Note 11, and on the research and development of additional medical devices with Aroa and on other internally developed technologies. In April 2019, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which addresses unmet needs in plastic reconstruction surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $196.7 million as of December 31, 2020. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

In June 2020, the Company completed a follow-on public offering in which the Company issued and sold 3,000,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

expenses during the reporting period. The most significant judgments are employed in estimates used to determine the fair value of redeemable convertible preferred stock, preferred stock warrant liability and stock-based awards issued, and recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company places its cash with high-credit-quality financial institutions and invests in money market funds, government agency securities and corporate debt securities. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

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

Short-Term Investments

Short-term investments consisted of investments in corporate debt securities with a maturity of greater than three months when acquired. The Company classified these investments as available-for-sale securities. These investments were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company had no short-term investments as of December 31, 2020.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

Short-term investments consisted of the following at December 31, 2019 (in thousands):

				Estimated
		Amortization/	Unrealized	Fair
	Cost	Accretion	Gains/(Losses)	Value
Corporate debt securities	$9,284	$5	$(4)	$9,285

Inventory

Inventory consists of finished goods and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. As of December 31, 2020 and 2019, the Company had $1.4 million and $1.1 million, respectively, in finished goods consigned to others.

Property and Equipment

Property and equipment are stated at the aggregate cost incurred to acquire and place the asset in service. Expenditures for routine maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. In 2018, the Company recorded $4.0 million in intangible assets as it became probable that the Company would make these payments. In 2020, 2019 and 2018, the Company recorded $0.3 million, $0.3 million and $0.8 million, respectively, of amortization expense related to intangible assets. At December 31, 2020, the remaining life of intangible assets was 8.6 years. The Company anticipates recognizing amortization expense of $0.3 million for the next five years and $1.1 million thereafter.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2020, 2019 or 2018.

Debt Issuance Costs

Debt issuance costs incurred in connection with debt (Note 6) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method, and debt issuance costs incurred under the revolver are amortized to interest expense over the term of the respective financing arrangement using the straight-line method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

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

Revenue is recognized at the estimated net sales price which includes estimates of variable consideration. The Company contracts with certain third-party payors for the payment of rebates with respect to the utilization of its products. These rebates are based on contractual percentages. The Company estimates these rebates and records in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2020	2019
OviTex	$15,093	$14,041
OviTex PRS	3,120	1,405
Total revenue	$18,213	$15,446

Sales of OviTex accounted for all of the Company’s revenue for the year ended December 31, 2018. Sales outside of the U.S. are immaterial for the years ended December 31, 2020, 2019 and 2018.

Research and Development

Research and development costs are charged to expense as incurred and consist primarily of salaries, benefits, and other related costs, including stock-based compensation for personnel serving in the research and development functions as well as costs incurred with Aroa under development agreements related to technology transfer, laboratory materials and

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

supplies. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. Costs incurred in obtaining patent and other intellectual property licenses for which there are no alternative future uses are charged to expense as incurred.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with provisions of ASC Topic 718, Compensation—Stock Compensation, under which the Company recognizes the grant-date fair value of stock-based awards issued to employees and nonemployee board members as compensation expense on a straight-line basis over the vesting period of the award while awards containing a performance condition are recognized as expense when the achievement of the performance criteria is considered probable. The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by ASC Topic 740 (“ASC 740”), Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

ASC Subtopic 740-10 (“ASC 740-10”), Accounting for Uncertainty of Income Taxes, defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of income tax expense.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. Due to the related-party relationship of our OrbiMed Credit Facility (Note 6), it is impractical to determine the fair value of the debt. Items measured at fair value on a recurring basis included the Company’s preferred stock warrants. The warrants were carried at their estimated fair

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

value. All outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock after our IPO.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Cash equivalents – money market fund	$72,889	$—	$—

December 31, 2019:
Cash equivalents – money market fund	$34,918	$—	$—
Cash equivalents – corporate debt securities	$—	$8,850	$—
Cash equivalents – government agency securities	$—	$1,000	$—
Short-term investments – corporate debt securities	$—	$9,285	$—

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

A rollforward of the warrant liability (Level 3 measurement) was as follows (in thousands):

January 1, 2018	$1,697
Fair value of warrants issued – MidCap Credit Facility	187
Change in fair value of warrants	(244)
December 31, 2018	1,640
Change in fair value of warrants	5
Conversion into common stock warrants	(1,645)
December 31, 2019	$—

The fair value of the warrants at November 13, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

		Convertible
	MidCap Credit	promissory
	Facility	notes	Notes payable
Expected dividend yield	—	—	—
Expected volatility	57.5%	57.4%	57.5%
Risk-free interest rate	2.04%	1.79%	1.79%
Remaining contractual term in years	8.4	7.2	7.4

The fair value of the warrants at December 31, 2018 was determined using the Black-Scholes option pricing model with the following assumptions:

		Convertible
	MidCap Credit	promissory
	Facility	notes	Notes payable
Expected dividend yield	—	—	—
Expected volatility	58.1%	57.0%	57.4%
Risk‑free interest rate	2.69%	2.64%	2.64%
Remaining contractual term in years	9.3	8.1	8.3

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020, 2019 and 2018, as they would be antidilutive.

	Year ended December 31,
	2020	2019	2018
Series A redeemable convertible preferred stock	—	—	911,336
Series B redeemable convertible preferred stock	—	—	2,552,919
Stock options (including shares subject to repurchase)	1,498,390	1,421,697	490,134
Series B redeemable convertible preferred stock warrants	—	—	88,556
Common stock warrants	88,556	88,556	—
Total	1,586,946	1,510,253	4,042,945

Amounts in the above table reflect the common stock equivalents of the noted instrument.

Recently Issued Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include stock-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs (i.e., the period of time over which stock-based payment awards vest and the pattern of cost recognition over that period). The guidance was effective for the Company beginning January 1, 2020, with early adoption permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC Topic 820. The goal of the ASU is to improve the effectiveness of ASC Topic 820’s disclosure requirements. The standard was effective for the Company beginning January 1, 2020. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements and related disclosures.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. The adoption of this guidance is not expected to be material to the Company’s consolidated financial statements and related disclosures.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2020	2019
Lab equipment	5 Years	$2,304	$2,250
Furniture and fixtures	5 Years	118	112
Computer equipment and software	3 Years	577	508
Leasehold improvements	Lesser of useful life or lease term	1,360	1,328
Total		4,359	4,198
Less accumulated depreciation and amortization		(3,733)	(3,521)
Property and equipment, net		$626	$677

The cost of property and equipment at both December 31, 2020 and 2019 includes $0.2 million of equipment located at Aroa. Depreciation expense was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$3,666	$2,314
Interest	40	41
Third-party and professional fees	1,626	641
Other	621	546
	$5,953	$3,542

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

(6) Debt

Long-term debt consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(2,173)	(2,757)
Long-term debt with related party	$30,827	$30,243

OrbiMed Term Loan (Related Party)

In November 2018, the Company entered into a senior secured term loan facility (“OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), a related party as the lender is affiliated with a stockholder of the Company, which consists of up to $35.0 million in term loans (“OrbiMed Term Loans”). The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). In November 2018, the Company borrowed $30.0 million of Tranche 1 and used a portion of the proceeds to repay the MidCap Credit Facility (described below). The Company elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

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

The OrbiMed Term Loan matures on November 16, 2023 and bear interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At December 31, 2020, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third party and lender fees, which along with the End of Term Charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded during 2020, 2019 and 2018 was $3.6 million, $3.6 million and $0.6 million, respectively.

MidCap Credit Facility

In April 2018, the Company entered into a $14.0 million debt financing transaction (“MidCap Credit Facility”) with MidCap Financial (“MidCap”), which consisted of a $3.5 million revolving credit facility (“Revolver”) and

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

$10.5 million in term loans (“MidCap Term Loans”). The Term Loans consisted of two tranches, an $8.0 million Tranche 1 (“MidCap Tranche 1”) and a $2.5 million Tranche 2 (“MidCap Tranche 2”). In April 2018, the Company borrowed $8.0 million of MidCap Tranche 1 and used the majority of the proceeds to repay the note payable outstanding.

The MidCap Term Loans and the Revolver bore interest at a rate equal to one-month LIBOR plus 7.0% and one-month LIBOR plus 3.75%, respectively, until the aggregate principal, interest, and End of Term Charge totaling $0.4 million were paid with part of the proceeds received from the OrbiMed Credit Facility. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the year ended December 31, 2018. Interest expense associated with the Midcap Credit Facility recorded during 2018 was $0.6 million.

Note Payable

In March 2017, the Company entered into a Loan and Security Agreement (“Loan Agreement”) and borrowed $5.0 million (“Note A”). Note A bore interest at 9.45% until the aggregate principal, interest, and other termination fees were paid with part of the proceeds received from the MidCap Credit Facility. As a result of these payments, a $0.6 million loss on extinguishment was recorded during the year ended December 31, 2018. Interest expense associated with Note A recorded during the year ended December 31, 2018 was $0.4 million.

(7) Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Public Stock Offerings

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

In June 2020, the Company completed a follow-on public offering in which the Company issued and sold 3,000,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the year ended December 31, 2020.

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company had the following warrants outstanding to purchase common stock at December 31, 2020:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants issued to MidCap	8,379	$28.65	2028
Common stock warrants issued to note payable holders	15,712	28.65	2027
Common stock warrants issued to convertible promissory note holders	64,465	$28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At December 31, 2020, 1,199,997 shares were available for future issuances. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreements and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2020	2019	2018
Sales and marketing	$696	$164	$68
General and administrative	1,030	225	115
Research and development	332	68	33
Total stock‑based compensation	$2,058	$457	$216

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2018	350,914	$5.81
Granted	152,016	5.93
Exercised	(1,377)	5.57
Early exercised	(427)	5.93
Canceled/forfeited	(11,904)	5.93
Outstanding at December 31, 2018	489,222	5.84
Granted	978,415	12.51
Exercised	(2,527)	5.93
Early exercised	(471)	5.93
Canceled/forfeited	(43,697)	8.58
Outstanding at December 31, 2019	1,420,942	10.35
Granted	175,086	15.03
Exercised	(27,783)	6.29
Canceled/forfeited	(70,037)	12.41
Outstanding at December 31, 2020	1,498,208	$10.87	7.95
Vested and expected to vest at December 31, 2020	1,439,422	$10.80	7.91
Exercisable at December 31, 2020	647,987	$8.40	6.80

The 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan provide the holders of stock options an election to early exercise prior to vesting. The Company had the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At December 31, 2020, $1,000 of proceeds from early exercised options are recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2018	1,034
Early exercised	427
Vested	(549)
Unvested balance at December 31, 2018	912
Early exercised	471
Vested	(628)
Unvested balance at December 31, 2019	755
Vested	(306)
Forfeited	(267)
Unvested balance at December 31, 2020	182

The weighted average grant-date fair value per share of options granted was $8.13, $6.81 and $1.08 for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised was $0.2 million for the year ended December 31, 2020 and nominal for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $4.9 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

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

Expected volatility – Due to the Company’s limited operating history and lack of adequate company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk-free interest rate – The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	59.1%	55.9%	56.5%
Risk‑free interest rate	0.87%	1.82%	2.77%
Expected term (in years)	5.98	6.24	6.25

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

(9) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the board of directors. Effective January 1, 2020, the Company matched 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The match was suspended from April to August 2020 due to COVID-19. The Company’s contributions were $0.2 million in 2020. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2020, 212,977 shares were available for future issuance. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 5% discount to the market price through payroll deductions. As of December 31, 2020, 2,797 shares have been issued under the ESPP. No shares were issued under the ESPP as of December 31, 2019.

(10) Income Taxes

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$39,937	$32,704
Research and development credits	747	853
Depreciation and amortization	239	578
Accrued expenses and other	611	259
Inventory reserve	205	417
Gross deferred tax asset	41,739	34,811
Valuation allowance	(41,739)	(34,811)
Net deferred tax asset	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

	December 31,
	2020	2019
NOL carryforwards
Federal	$150,642	$122,925
State	128,912	106,062

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2026 for state income tax purposes. The Company recorded a valuation allowance on the deferred tax assets as of December 31, 2020 and 2019 because of the uncertainty of their realization. The valuation allowance increased by $6.9 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively, mainly due to losses incurred.

Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if changes in ownership of the company have occurred previously or occur in the future. Ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company experiences a Section 382 ownership change, the tax benefits related to the NOL carryforwards may be further limited or lost. The Company has not performed an analysis under Section 382 and cannot predict or otherwise determine whether there would be any limitation to the amount of net operating losses and general business tax credits carryforwards that can be utilized.

A reconciliation of income tax benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows:

	Year ended December 31,
	2020	2019	2018
Rate reconciliation
Federal tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State rate, net of federal benefit	(4.2)	(2.9)	(4.7)
Permanent differences	0.6	0.4	0.5
Research and development	0.7	(0.7)	(0.8)
Change in valuation allowance	24.0	24.2	26.3
Other	(0.1)	—	(0.3)
Total tax provision	—%	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2016 and forward remain open for examination for federal tax purposes and tax years 2016 and forward remain open for examination for the Company’s more significant state tax jurisdictions.

Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the year ended December 31, 2020.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

(11) Contingencies and Commitments

Legal Proceedings

On November 18, 2016, the Company and LifeCell Corporation (“LifeCell”) agreed to settle litigation initiated by LifeCell in March 2015 related to LifeCell’s complaints alleging (i) that the Company misappropriated LifeCell’s trade secrets and proprietary information and hired various former LifeCell employees allegedly in violation of their noncompetition covenants and nonsolicitation agreements and (ii) that the Company infringed U.S. Patent No. 6,143,293, (the 293 patent), which LifeCell had recently purchased from Carnegie Mellon University. Both cases have been dismissed with prejudice. As part of this settlement, LifeCell agreed not to sue the Company, either directly or through a person acting at its request or with its involvement for patent infringement, trade secret misappropriation, breach of an assignment obligation, unfair competition, unjust enrichment, tortious interference with contract and prospective economic advantage, civil conspiracy, or like causes of action with respect to OviTex. Also, as part of this settlement agreement, among other provisions, the Company agreed to pay LifeCell $1.0 million within 30 days of the execution of the settlement agreement and up to an additional $3.0 million based upon the Company achieving set revenue milestones for its OviTex product family. As of December 31, 2019, all amounts were paid. Noncash interest expense of $20,000 and $0.2 million was recorded during 2019 and 2018, respectively, for the change in estimated present value of the future revenue milestone payments.

On February 12, 2016, the Company filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), the former carrier for the Company’s Directors & Officers and Employment Practices Liability Insurance. The complaint charged National Union with breach of contract and failure to reimburse the Company for defense costs it incurred in the LifeCell litigation discussed above that the Company believes are covered under the insurance policy sold by National Union. The complaint sought reimbursement of $5.0 million, the full limit of the policy, as well as reimbursement of the Company’s costs pursuing the action against National Union. In 2018, the Company settled the suit and received $2.4 million and paid its broker $0.2 million and recognized the net amount of $2.2 million as a gain on litigation settlement in the Company’s consolidated statement of operations during the year ended December 31, 2018.

From time to time, the Company may be a party to various other lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Agreements with Aroa

In August 2012, the Company entered into a License, Product Development, and Supply Umbrella Agreement (“Aroa Agreement”) with Aroa. The Aroa Agreement provides the Company a license to patent rights and other intellectual property related to Aroa’s products and technologies for use in certain indications and expires on the later of August 3, 2022 or expiration of the last patent covering the products (currently April 19, 2031). The Company has the right to extend the term of the agreement by an additional 10 years following the expiration of the last patent covering the products on commercially reasonable terms to be negotiated by the parties. This agreement initially limited the Company’s license rights to the U.S. but was subsequently amended in March 2013 to include the European Union and certain former Union of Soviet Socialist Republic satellite nations. The Aroa Agreement required payments aggregating up to $4.0 million upon the achievement of U.S. and European cumulative product sales targets.

In 2018, it became probable that the Company would be issued CE Mark approval to sell OviTex in Europe by the European Medical Agency, and the Company recognized a $1.0 million liability and a corresponding developed right intangible asset related to this milestone payment owed to Aroa. Of this amount, $0.5 million was paid in 2018 and the remaining $0.5 million was paid in 2019.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

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

Other key terms of the amended Aroa agreement in addition to those disclosed above are as follows:

●	The transfer price for product produced by Aroa was increased from 150% of Aroa’s cost of goods sold to 200% of the cost of goods sold. The transfer price and the quarterly true-up amount continued to equal 27% of Company’s net sales of licensed products. The purchase commitments aggregate to $11.0 million for the North American territory over a five-year period, consisting of $2.0 million in total in years one and two, $2.0 million in year three, $3.0 million in year four, and $4.0 million in year five. The purchase commitments aggregate to $2.8 million for the European territory over a five-year period, consisting of $0.5 million in total in years one and two, $0.5 million in year three, $0.8 million in year four, and $1.0 million in year five. In addition, the Company continues to be required to pay a make whole payment if the required minimum purchase commitments for each territory for the corresponding contract years are not made. As of December 31, 2020, the Company met its purchase commitments and no make whole payments are required for those periods. The period for the purchase commitments for the North American territory for year five end in June 2021. Upon a change in control of the Company (as defined in the amended agreement), the annual minimum amounts will be extended for a sixth year with a $5.0 million minimum amount for the North American territory and $1.0 million minimum amount for the European territory. If a change in control of the Company occurs prior to the first product launch in the applicable territory, then the annual minimum requirements shall commence upon such change in control. If the make whole payments, if any, are not made by the Company after a notice and cure period, then the license will convert to a nonexclusive basis in the territory for which the payment was required but not made.
●	Separate product development/launch goals and extension rights exist for a breast reconstruction product, as well as other products in specified indications for use. With respect to the breast reconstruction product, the goal was to file an investigational device exemption with the FDA for the North American territory by December 28, 2017, 18 months after the commercial launch of OviTex in the North American territory. The Company met this deadline with the filing of an investigational device exemption (IDE) application with the FDA on November 22, 2017. The Company extended the European deadline and paid $0.5 million. Concurrent with the extension payment, the Company agreed to assume responsibility in obtaining regulatory approval in Europe with a new regulatory filing deadline of June 30, 2020. The Company met the filing deadline and no further extension payments are required.
●	Provisions exist for the Company to step in and operate Aroa’s plant if a supply failure occurs and is not cured within a set timeframe. Under the amended agreement, the criteria for a supply failure was modified to mean a failure by Aroa to timely supply, during any consecutive 60-day period, at least 75% of the products ordered by the Company under binding purchase orders. During the period that the Company steps in and assumes manufacturing responsibility, it shall not be required to purchase product from or pay transfer prices to Aroa, the annual minimums shall be proportionately reduced to reflect the lack of supply responsibility by Aroa and the Company shall pay a royalty of 6% of net sales in lieu of 27% of net sales of the licensed products.
●	The Company is responsible for the payment of 50% of the capital costs of any manufacturing expansion plan agreed upon by the parties, provided that any such payments made by the Company will be offset

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

against future revenue sharing amounts payable (revenue share of 27% of the Company’s net sales of the licensed product).

The Company expects to enter into similar milestone-based agreements with its strategic partner for both product territories and new products in order to expand and extend its product portfolio.

As of December 31, 2020, the Company had $4.3 million in purchase commitments with Aroa.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

Operating Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease, which was amended in December 2020 to extend the term of the lease from May 2021 to May 2028. The facility lease agreement has annual scheduled payment increases. The Company is recognizing the rent expense on a straight-line basis over the lease term. The Company recognized rent expense of $0.3 million for each of the years ended December 31, 2020, 2019 and 2018.

The future minimum lease payments under the facility operating lease agreement as of December 31, 2020 are as follows (in thousands):

2021	$222
2022	227
2023	306
2024	366
2025	375
Thereafter	940
$2,436

(12) Related-Party Transactions

On November 16, 2018, the Company entered into a senior secured term loan facility with OrbiMed, an entity affiliated with an owner of a material amount of the Company’s outstanding voting securities. The terms of the debt and related components are further described in more detail in Note 6.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
3.2	Second Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-K, filed on March 30, 2020).

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

10.10	TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020).
10.11	Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed herewith).
10.12	Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (filed herewith).
10.13	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.14	TELA Bio, Inc. Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
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

10.19	Employment Agreement, dated January 17, 2020, by and between the Company and Peter Murphy (incorporated by reference to exhibit 10.26 to the Company’s Report on Form 10-K, filed on March 30, 2020).
10.20

Credit Agreement, dated November 16, 2018, by and between the Company and OrbiMed Royalty Opportunities II, LP (incorporated by reference to exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.21*

Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated July 16, 2015, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.22*

Amendment to Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated November 26, 2015, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.23*

Amendment to Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated January 3, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.24*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 27, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.22 on the Company’s Report on Form 10-K filed on March 30, 2020).

10.25*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated February 15, 2020, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.2 on the Company’s Report on Form 10-Q filed on May 15, 2020).

10.26

Lease between the Company and Liberty Property Limited Partnership, dated January 31, 2013 (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.27

First Amendment to Lease between the Company and Liberty Property Partnership, dated June 19, 2014 (incorporated by reference to exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.28

Second Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated January 17, 2018 (incorporated by reference to exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.29	Third Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated December 22, 2020 (filed herewith).
10.30	Equity Distribution Agreement, dated December 18, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 (File No. 333-251505) filed on December 18, 2020).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Malvern, Commonwealth of Pennsylvania, on the 25th day of March, 2021.

TELA BIO, INC.

By:	/s/ ANTONY KOBLISH
Name: Antony Koblish
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Antony Koblish

/s/ NORA BRENNAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2021
Nora Brennan

/s/ DOUG EVANS	Chairman, Board of Directors	March 25, 2021
Doug Evans

/s/ KURT AZARBARZIN	Director	March 25, 2021
Kurt Azarbarzin

/s/ VINCE BURGESS	Director	March 25, 2021
Vince Burgess

/s/ LISA COLLERAN	Director	March 25, 2021
Lisa Colleran

/s/ FEDERICA O’BRIEN	Director	March 25, 2021
Federica O’Brien

/s/ ADELE OLIVA	Director	March 25, 2021
Adele Oliva