Form 10-Q
period 2021-03-31
TELA Bio, Inc.
filed 2021-05-14
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 14,440,412 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the full extent of the impact on our business from the pandemic resulting from the novel coronavirus and the disease it causes (“COVID-19”) is highly uncertain and difficult to predict and it may continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, the availability of vaccinations for COVID-19, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement to our current and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	regulatory developments in the U.S. and internationally;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;

●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our public offerings of common stock;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), our Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$65,829	$74,394
Accounts receivable, net	2,795	2,683
Inventory	4,688	3,907
Prepaid expenses and other assets	1,892	2,241
Total current assets	75,204	83,225
Property and equipment, net	584	626
Intangible assets, net	2,531	2,607
Total assets	$78,319	$86,458

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$965	$652
Accrued expenses and other current liabilities	4,673	5,953
Total current liabilities	5,638	6,605
Long‑term debt with related party	30,982	30,827
Other long‑term liabilities	8	—
Total liabilities	36,628	37,432

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,440,411 and 14,437,289 shares issued and 14,440,275 and 14,437,107 shares outstanding at March 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	246,548	245,736
Accumulated other comprehensive loss	(82)	(71)
Accumulated deficit	(204,789)	(196,653)
Total stockholders’ equity	41,691	49,026
Total liabilities and stockholders’ equity	$78,319	$86,458

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue	$5,877	$3,726
Cost of revenue (excluding amortization of intangible assets)	2,336	1,450
Amortization of intangible assets	76	76
Gross profit	3,465	2,200
Operating expenses:
Sales and marketing	6,299	5,269
General and administrative	2,756	2,518
Research and development	1,679	912
Total operating expenses	10,734	8,699
Loss from operations	(7,269)	(6,499)
Other (expense) income:
Interest expense	(889)	(879)
Other income	22	158
Total other expense	(867)	(721)
Net loss	$(8,136)	$(7,220)
Net loss per common share, basic and diluted	$(0.56)	$(0.63)
Weighted average common shares outstanding, basic and diluted	14,438,405	11,406,783
Comprehensive loss:
Net loss	$(8,136)	$(7,220)
Foreign currency translation adjustment	(11)	27
Comprehensive loss	$(8,147)	$(7,193)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2021	14,437,107	$14	$245,736	$(71)	$(196,653)	$49,026
Vesting of common stock previously subject to repurchase	46	—	—	—	—	—
Exercise of stock options	3,122	—	36	—	—	36
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock‑based compensation expense	—	—	694	—	—	694
Reclassification of liability-classified stock-based compensation	—	—	82	—	—	82
Net loss	—	—	—	—	(8,136)	(8,136)
Balance at March 31, 2021	14,440,275	$14	$246,548	$(82)	$(204,789)	$41,691

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	11,406,221	$11	$198,829	$(19)	$(167,859)	$30,962
Vesting of common stock previously subject to repurchase	90	—	1	—	—	1
Exercise of stock options	1,289	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	27	—	27
Stock‑based compensation expense	—	—	449	—	—	449
Net loss	—	—	—	—	(7,220)	(7,220)
Balance at March 31, 2020	11,407,600	$11	$199,287	$8	$(175,079)	$24,227

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,136)	$(7,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	56
Noncash interest expense	156	134
Amortization of intangible assets	76	76
Inventory excess and obsolescence charge	582	405
Stock‑based compensation expense	694	449
Change in operating assets and liabilities:
Accounts receivable, net	(112)	781
Inventory	(1,360)	(617)
Prepaid expenses and other assets	349	544
Accounts payable	312	(1,261)
Accrued expenses and other current liabilities	(1,193)	(692)
Foreign currency remeasurement (gain) loss	(17)	38
Net cash used in operating activities	(8,585)	(7,307)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	—	4,000
Purchase of property and equipment	(22)	(68)
Net cash (used in) provided by investing activities	(22)	3,932
Cash flows from financing activities:
Payment of initial public offering costs	—	(522)
Proceeds from exercise of stock options	36	8
Net cash provided by (used in) financing activities	36	(514)
Effect of exchange rate on cash and cash equivalents	6	(2)
Net decrease in cash and cash equivalents	(8,565)	(3,891)
Cash and cash equivalents, beginning of period	74,394	45,302
Cash and cash equivalents, end of period	$65,829	$41,411
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$733	$745
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable	$—	$4
Issuance of common stock for early exercised stock options	$—	$1
Reclassification of liability-classified stock-based compensation to equity-classified	$82	$—

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is focused on the commercialization and sale of OviTex Reinforced Tissue Matrix (“OviTex”), which utilizes surgical reconstruction medical device technology licensed from a strategic partner, Aroa Biosurgery Ltd. (“Aroa”) and on the research and development of additional medical devices with Aroa and on other internally developed technologies. In April 2019, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $204.8 million as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the December 31, 2020 consolidated financial statements included in the Company’s Annual Report. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the December 31, 2020 consolidated financial statements and footnotes included in the Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended March 31,
	2021	2020
OviTex	$4,667	$3,239
OviTex PRS	1,210	487
Total revenue	$5,877	$3,726

Sales outside of the United States were immaterial for the three months ended March 31, 2021 and 2020.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Cash equivalents – money market fund	$28,393	$—	$—
Cash equivalents – government agency securities	$35,000	$—	$—

December 31, 2020:
Cash equivalents – money market fund	$72,889	$—	$—

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the reporting period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they would be antidilutive.

	Three months ended March 31,
	2021	2020
Stock options (including shares subject to repurchase)	1,634,458	1,482,819
Restricted stock units	185,877	—
Common stock warrants	88,556	88,556
Total	1,908,891	1,571,375

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and related benefits	$2,234	$3,666
Interest	40	40
Third-party and professional fees	1,740	1,626
Research and development expenses	43	7
Other	616	614
	$4,673	$5,953

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(2,018)	(2,173)
Long-term debt with related party	$30,982	$30,827

OrbiMed Term Loan (Related Party)

In November 2018, the Company entered into the OrbiMed Credit Facility with OrbiMed, a related party as the lender is affiliated with a stockholder of the Company, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”). The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). In November 2018, the Company borrowed $30.0 million of Tranche 1. The Company elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

Pursuant to the OrbiMed Credit Facility, the Company provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by the Company. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by the Company. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person events, (xi) regulatory matters, (xii) and key contracts. In addition, the Company must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, the Company may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At March 31, 2021, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third-party and lender fees, which along with the End of Term charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded for the three months ended March 31, 2021, was $0.9 million, of which $0.2 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the three months ended March 31, 2020, was $0.9 million, of which $0.1 million was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the three months ended March 31, 2021.

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2021:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants issued to MidCap	8,379	$28.65	2028
Common stock warrants issued to note payable holders	15,712	28.65	2027
Common stock warrants issued to convertible promissory note holders	64,465	$28.65	2027
	88,556

(7) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At March 31, 2021, 873,688 shares were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2021	2020
Sales and marketing	$184	$161
General and administrative	366	209
Research and development	144	79
Total stock‑based compensation	$694	$449

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2021	1,498,208	10.87
Granted	180,575	16.99
Exercised	(3,122)	11.46
Canceled/forfeited	(41,339)	12.72
Outstanding at March 31, 2021	1,634,322	$11.50	7.80
Vested and expected to vest at March 31, 2021	1,570,634	$11.41	7.76
Exercisable at March 31, 2021	729,909	$8.86	6.50

At March 31, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $6.1 million and $4.4 million, respectively.

The 2012 Stock Incentive Plan provided the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At March 31, 2021, $1,000 of proceeds from early exercised options are recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2021	182
Vested	(46)
Unvested balance at March 31, 2021	136

The weighted average grant-date fair value per share of options granted was $10.01 during the three months ended March 31, 2021. The aggregate intrinsic value of options exercised was $12,000 for the three ended March 31, 2021. At March 31, 2021, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.8 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Three months ended
March 31, 2021
Expected dividend yield	—
Expected volatility	64.3%
Risk‑free interest rate	0.82%
Expected term (in years)	6.25

Restricted Stock Units

The Company’s restricted stock units vest based on the terms in each award agreement and generally vest over four years. The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2021	—
Granted	186,732
Canceled/forfeited	(855)
Outstanding at March 31, 2021	185,877

The weighted average grant-date fair value per restricted stock unit granted was $16.63 during the three months ended March 31, 2021. The aggregate intrinsic value of restricted stock units was $2.8 million at March 31, 2021. The total unrecognized compensation expense at March 31, 2021 related to restricted stock units was $2.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.9 years.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Overview

We are a commercial-stage medical technology company focused on designing, developing and marketing innovative tissue reinforcement materials to address unmet needs in soft tissue reconstruction. We are committed to providing patients with advanced, economically effective biologic material repair solutions to minimize long-term exposure to permanent synthetic materials and improve clinical outcomes. Our products are purposefully designed to address the shortcomings of existing reinforcement materials in hernia repair, abdominal wall reconstruction and plastic and reconstructive surgery.

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

We began commercialization of our OviTex products in the United States in July 2016 and they are now used by more than 330 hospital accounts. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

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

We market our products through a single direct sales force, predominantly in the United States. We have invested in our direct sales and marketing infrastructure in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2021, we had 46 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft tissue reconstruction procedures. Additionally, we believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.

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

Substantially all our revenue to date has been generated by the sale of our OviTex products. Our revenue for the three months ended March 31, 2021 and 2020 was $5.9 million and $3.7 million, respectively, an increase of $2.2 million, or 58%. Net loss increased from $7.2 million for the three months ended March 31, 2020 to $8.1 million for the three months ended March 31, 2021, an increase of $0.9 million, or 12%. We have not been profitable since inception and as of March 31, 2021, we had an accumulated deficit of $204.8 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business has been impacted by the COVID-19 pandemic. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, hospital and physician customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: During the first quarter of 2021, we believe our revenue was still impacted due to COVID-19 resurgences and lower surgical procedural volumes, though not the levels seen in early 2020. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. As the hospital access environment continues to evolve throughout this pandemic and practices vary from hospital to hospital and state to state, our sales team has continued to adapt and remain flexible to adjust to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders,

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
●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives in light of the COVID-19 pandemic and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	First Quarter Results. During January 2021, we experienced increased volatility in demand for our products as COVID-19 cases and hospitalizations increased. The timing, extent and continuation of any increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A material increase in COVID-19 cases in one or more locations, may result in an increase in hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	The availability and perceived safety of COVID-19 vaccines, the speed of COVID-19 vaccine distribution and administration and the timing and extent to which the vaccination process will affect the progression of the virus.
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases in the number of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to unemployment in the United States or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases spikes, limiting the space and resources allocated to inpatient and outpatient elective procedures.
o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenue and make it difficult to accurately predict our inventory requirements.

We continue to closely monitor local, regional and global COVID-19 surges as well as new variants of the virus for an impact on procedures during the second quarter of 2021 and beyond. The reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems and reduce procedural volumes.

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

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on product demand which could lead to additional charges to excess and obsolete inventory.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of OviTex and OviTex PRS, salaries and related benefits, sales commissions and stock-based compensation for employees focused on these efforts. Other significant sales and marketing expenses include costs incurred with post-market clinical studies, conferences and trade shows, promotional and marketing activities, as well as travel and training expenses.

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

We expect that our general and administrative expenses will increase in absolute dollars as we execute our growth initiatives and expand our business and headcount to support these initiatives. It is unclear at this point, however, what long-term effect, if any, the COVID-19 pandemic will have on these expansion plans. We expect our general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

Interest Expense

Interest expense consists of cash interest under our credit facilities, non-cash interest attributable to the amortization of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income

Other income consists primarily of income earned on our cash and cash equivalents, foreign currency exchange gains and losses and miscellaneous tax expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$5,877	$3,726	$2,151	58%
Cost of revenue (excluding amortization of intangible assets)	2,336	1,450	886	61
Amortization of intangible assets	76	76	—	—
Gross profit	3,465	2,200	1,265	58
Gross margin	59%	59%
Operating expenses:
Sales and marketing	6,299	5,269	1,030	20
General and administrative	2,756	2,518	238	9
Research and development	1,679	912	767	84
Total operating expenses	10,734	8,699	2,035	23
Loss from operations	(7,269)	(6,499)	(770)	12
Other (expense) income:
Interest expense	(889)	(879)	(10)	1
Other income	22	158	(136)	(86)
Total other expense	(867)	(721)	(146)	20
Net loss	$(8,136)	$(7,220)	$(916)	13%

Revenue

Revenue increased by $2.2 million, or 58%, to $5.9 million for the three months ended March 31, 2021 from $3.7 million for the three months ended March 31, 2020. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization and increased penetration within existing customer accounts. During the three months ended March 31, 2021, we sold 1,486 units of OviTex compared to 1,081 units of OviTex during the three months ended March 31, 2020, a 37% increase in unit sales volume. Additionally, we sold 270 units of OviTex PRS during the three months ended March 31, 2021 as compared to 101 units during the three months ended March 31, 2020.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.9 million, or 61%, to $2.3 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020. The increase in cost of revenue for the three months ended March 31, 2021 was primarily the result of an increase in products purchased to support our higher unit sales as well as a $0.2 million increase in our excess and obsolete inventory adjustment.

Amortization of Intangible Assets

Amortization of intangible assets was $76,000 for both the three months ended March 31, 2021 and 2020.

Gross Margin

Gross margin was 59% for both the three months ended March 31, 2021 and 2020.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 20%, to $6.3 million for the three months ended March 31, 2021 from $5.3 million for the three months ended March 31, 2020. The increase was primarily due to higher salary, benefits and commission costs as a result of an expansion of our commercialization activities, including an increase in headcount, which was partially offset by lower travel and consulting expenses.

General and Administrative

General and administrative expenses increased by $0.2 million, or 9%, to $2.8 million for the three months ended March 31, 2021 from $2.5 million for the three months ended March 31, 2020. The increase was primarily due higher salary and benefits of $0.2 million, higher non-cash stock-based compensation expense of $0.2 million, which was partially offset by lower bad debt expense.

Research and Development

Research and development expenses increased by $0.8 million, or 84%, to $1.7 million for the three months ended March 31, 2021 from $0.9 million for the three months ended March 31, 2020. The increase was primarily due to increased product development costs, higher salary and benefits and increased testing and analysis expenses.

Interest Expense

Interest expense remained relatively flat and was $0.9 million for both the three months ended March 31, 2021 and 2020.

Other Income

Other income decreased $0.1 million, or 86%, to $22,000 for the three months ended March 31, 2021 from $0.2 million for the three months ended March 31, 2020. The decreased was primarily due to lower interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had cash and cash equivalents of $65.8 million, working capital of $69.6 million and an accumulated deficit of $204.8 million. As of December 31, 2020, we had cash and cash equivalents of $74.4 million, working capital of $76.6 million and an accumulated deficit of $196.7 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2021, we had $30.0 million of borrowings outstanding under our credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”). The OrbiMed Credit Facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

Based on our current business plan, we believe that our existing cash resources and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the three months ended March 31, 2021. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Cash used in operating activities	$(8,585)	$(7,307)
Cash (used in) provided by investing activities	(22)	3,932
Cash provided by (used in) financing activities	36	(514)
Effect of exchange rate on cash	6	(2)
Net decrease in cash and cash equivalents	$(8,565)	$(3,891)

Operating Activities

During the three months ended March 31, 2021, we used $8.6 million of cash in operating activities, resulting from our net loss of $8.1 million and the change in operating assets and liabilities of $2.0 million, offset by non-cash charges of $1.6 million. Our non-cash charges were comprised of stock-based compensation expense of $0.7 million, our excess and obsolete inventory charge of $0.6 million, interest expense of $0.2 million and depreciation and amortization expense of $0.1 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and a decrease in accrued expenses and other current liabilities.

During the three months ended March 31, 2020, we used $7.3 million of cash in operating activities, resulting from our net loss of $7.2 million and the change in operating assets and liabilities of $1.2 million, offset by non-cash charges of $1.1 million. Our non-cash charges were comprised of stock-based compensation expense of $0.4 million, our excess and obsolete inventory charge of $0.4 million, interest expense of $0.1 million and depreciation and amortization expense of $0.1 million. The change in our operating assets was primarily related to a decrease in our accounts payable.

Investing Activities

During the three months ended March 31, 2021, cash used by investing activities was $22,000 consisting of purchases of property and equipment.

During the three months ended March 31, 2020, cash provided by investing activities was $3.9 million, consisting primarily of the proceeds from the sale and maturity of short-term investments.

Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $36,000, consisting of proceeds received from the exercise of stock options.

During the three months ended March 31, 2020, cash used by financing activities was $0.5 million, consisting primarily of payments made for offering costs from our initial public offering.

Indebtedness

In November 2018, we entered into the OrbiMed Credit Facility, which consists of up to $35.0 million in term loans (the “OrbiMed Term Loans”). The OrbiMed Term Loans consist of two tranches, a $30.0 million Tranche 1 (“Tranche 1”) and a $5.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $30.0 million of Tranche 1. We elected not to borrow Tranche 2 prior to its expiration on December 31, 2019.

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non-payment, (ii) breach of warranty, (iii) non-performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person events, (xi) regulatory matters, and (xii) key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, we may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

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

Contractual Obligations and Commitments

As of March 31, 2021, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments in highly-rated money market funds and agency securities. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers.

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of March 31, 2021, LIBOR was below 1.0%. Therefore, a 1.0% increase in interest rates would not increase the annual interest payments.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2020 Annual Report, under the caption “Item 1A. Risk Factors.” There have been no material changes in our risk factors disclosed in our Annual Report.

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

As of March 31, 2021, we have used approximately $30.4 million of the net proceeds from our IPO for working capital and general corporate purposes, including hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities. No amount of the net proceeds from our IPO have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our IPO from that described in our prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

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

TELA BIO, INC.

Date: May 14, 2021	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2021	By:	/s/ NORA BRENNAN
Nora Brennan
Chief Financial Officer
(Principal financial and accounting officer)