Form 10-K
period 2021-12-31
TELA Bio, Inc.
filed 2022-03-23
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $153.5 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2021.

As of March 16, 2022, the registrant had 14,551,869 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the full extent of the impact on our business from the pandemic resulting from the novel coronavirus and the disease it causes, including variants thereof, (“COVID-19”) is highly uncertain and difficult to predict and it may continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, the emergence of new variants of COVID-19, the availability of vaccinations for COVID-19, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, labor and hospital staffing shortages, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S.;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to commercialize or obtain regulatory approvals for our products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	regulatory developments in the U.S. and internationally;
●	the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;

●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our future public offerings of common stock, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Risks Related to COVID-19

●	The ongoing COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on the severity and duration beyond current experience, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.

Risks Related to the Commercialization of our Products

●	To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex product line.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive manufacturer and supplier of our products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.

●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval (“PMA”), and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our OviTex and OviTex PRS products or other products we may commercialize in the future.
●	Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to renew existing or obtain additional contract positions with major group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

PART I

ITEM 1.BUSINESS

Overview

We are a commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. Our growing product portfolio is purposefully designed to leverage the patient’s natural healing response while minimizing long-term exposure to permanent synthetic materials. We are committed to delivering our advanced technologies with a strong economic value proposition to assist surgeons and institutions in providing next-generation soft-tissue repair solutions to more patients worldwide.

We are dedicated to building true partnerships with surgeons and healthcare providers to deliver solutions that provide both clinical and economic improvements. We believe that genuine collaboration with surgeons and healthcare providers results in the development of new solutions that empower patient care.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) which clearance was obtained and is currently held by Aroa, our exclusive manufacturer and supplier. Interim results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were recently published in the Journal of Clinical Medicine. The interim analysis of patients reaching 12-month follow-up suggests that OviTex is safe and clinically effective for treatment of ventral hernias. The recurrence rate was 2.7% at 12 months. Twenty-four month follow-up has been completed for all possible patients in our BRAVO study, and the recurrence rate remains below 5%. Final analysis is underway and full results will be presented in a future peer-reviewed publication. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the U.S. in July 2016, primarily for hernia repair. Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.1 million procedures annually. Our OviTex portfolio consists of multiple products that can be used for ventral hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product specifically for use in laparoscopic and robotic-assisted surgery called OviTex LPR, which we began commercializing in November 2018.

OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. The current annual market for biologic matrices used for plastic and reconstructive surgery in the U.S. is approximately $600 million. We commenced a limited launch in May 2019 and gathered clinical feedback from our initial surgeon users. Based on this feedback, we expanded our commercial launch in June 2020 and expect to continue to expand our access to surgeons. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance will be required for such an indication.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with our proprietary manufacturing processes and know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our products. In manufacturing the product, we use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.

We market our products through a single direct sales force, predominantly in the U.S., augmented by distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2021, we had 46 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers, and utilizing engagement analytics to support development. We plan to continue to contract with GPOs and IDNs to increase access to and penetration of hospital accounts. However, we will adjust our commercial expansion plan, as appropriate, as we continue to better understand the effects of the pandemic resulting from COVID-19 on our sales and marketing efforts.

Our business has been impacted by the ongoing COVID-19 pandemic and the development of variants of COVID-19. We believe our revenue was slightly impacted during the first quarter of 2021, mostly in January 2021, due to COVID-19 resurgences and the resulting lower surgical procedural volumes, though not at the levels seen in early 2020. This impact subsided throughout the remaining months of the first quarter and the second quarter of 2021. However, we believe our revenue was also impacted in September 2021 and December 2021 due to the surge of new COVID-19 cases relating to new variants and the impact of the surge on surgical procedural volumes. We are continuing to be impacted by postponements in non-emergent procedures in areas of the country where COVID-19 infections are rising or remain high, however, at a less drastic pace than early 2020. Our revenue for the years ended December 31, 2021 and 2020 was $29.5 million and $18.2 million, respectively, which represents an increase of $11.3 million, or 62%. Our net loss for the same time periods was $33.3 million and $28.8 million, respectively, which represents an increase of $4.5 million, or 16%. As of December 31, 2021, we had an accumulated deficit of $229.9 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe.

We announced, in November 2021, that we entered into a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a medical technology company, granting us the exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash with XBIO® technology across the U.S. plastic reconstructive market. We will commence private label marketing of the solution for plastic surgery in 2022. Next Science’s XBIO Technology delivers an advanced option for surgical infection control by addressing the biofilms that make bacteria more resistant to traditional antimicrobial agents, disinfectants, and host immune defenses. We believe the infection control solution will expand our service offerings and diversify our supplier base as we continue to create a soft tissue restoration portfolio.

Market Opportunity

OviTex

Hernia repair is one of the most common surgeries performed in the U.S. There are an estimated 1.1 million hernia repairs annually in the U.S. including recurrences, which we categorize as approximately (i) 60,000 complex/moderate ventral hernia repairs and abdominal wall reconstructions, (ii) 345,000 simple ventral hernia repairs and (iii) 665,000 inguinal hernia repairs. We estimate that there are approximately 40,000 hiatal hernia repairs annually in the U.S.

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

	Approximate
	Number of
	Annual
	U.S. Hernia	Estimated
	Procedures	Annual
	Using	U.S. Total
	Tissue	Addressable		Traditional
	Reinforcement	Market		Products
	Material	Opportunity		Utilized
Complex/Moderate Ventral Repair /Abdominal Wall Reconstruction	60,000	$360	million	Biologic Matrices and Resorbable Synthetic Mesh
Simple Ventral Hernia Repair	345,000	$515	million	Permanent Synthetic Mesh
Inguinal Hernia Repair	665,000	$600	million	Permanent Synthetic Mesh
Hiatal Hernia Repair	40,000	$40	million	Biologic Matrices and Resorbable Synthetic Mesh
Total	1,110,000	$1.5	billion

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

Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $600 million. Given the limitations of and lack of innovation in existing biologic matrices for plastic and reconstructive surgical procedures, we believe a significant market opportunity exists for our OviTex PRS portfolio products.

Current Materials Used in Hernia Repair and Abdominal Wall Reconstruction and Their Limitations

Hernia Repair and Abdominal Wall Reconstruction

The vast majority of hernias are treated with surgical repair. Surgical hernia repair is performed either through open repair, which uses a single incision to open the abdomen or groin across the hernia, or minimally invasive repair, which involves laparoscopic or robotic-assisted techniques. Laparoscopic surgery is a minimally invasive surgical technique performed in the abdomen or groin through small incisions. Surgical instruments and devices, such as mesh products, are then delivered to the surgical site through a trocar, which is an access port to the patient’s abdomen or groin. Robotic-

assisted surgery is also performed using small incisions in the patient’s abdomen or groin and a trocar, but the surgeon sits at a console in the operating room and operates the robotic instruments remotely.

At the advent of hernia repair, all procedures were performed using an open surgical technique in which an incision is made through the body to access and repair the hernia. Due to the amount of healthy soft-tissue disruption required for an open procedure, there is a high risk of wound-related complications and seroma formation. In the early 1990s, surgeons began using a laparoscopic approach for hernia repair because it provided the benefits of lower wound complication rates, lower patient morbidity and decreased length of stay for patients. Despite these benefits, laparoscopic surgery presents surgeons with challenges, primarily due to restricted instrument dexterity that makes it difficult to achieve primary closure of the hernia defect, in which the connective tissue layer is sutured close, and leads to a bridged repair. In a bridged repair, the tissue reinforcement material spans a portion of the hernia defect without any connective tissue layer above it to provide additional reinforcement. This leads to increased risk of bulging of the material or hernia recurrence. Robotic-assisted hernia repair addresses this issue while still providing the benefits of a laparoscopic repair. In robotic-assisted repair, the surgeon enjoys greater instrument dexterity and precision, and is able to achieve primary closure of the hernia defect. This has contributed to a significant increase in the number of robotic-assisted hernia repairs over the last several years.

It is estimated that about 90% of hernia repairs today use a form of reconstruction material to provide long-term support at the repair site. Reconstruction materials include synthetic mesh, which can be either permanent or resorbable, and biologic matrices made from tissue material.

In October 2020, we surveyed a group of 71 surgeons to better understand their receptivity to natural repair solutions, their technique preferences across their hernia practice and their views on the risks associated with plastic mesh. Feedback was gathered across inguinal hernia, simple ventral, moderate-to-complex ventral and hiatal hernia repair. Included in the group were 43 general surgeons (61%), 19 plastic reconstructive surgeons (27%) and the remainder were colorectal and trauma surgeons. These surgeons indicated they believe there is a role for natural repair products across all hernia segments and they expect to increase their usage of those products in the next 24 months. Almost 60% of surgeons stated that they are aware of the risks associated with plastic mesh and reported approximately 20% of their hernia patients have voiced concern about the use of plastic mesh within the past 12 months.

Permanent Synthetic Mesh

Permanent synthetic mesh, the oldest category of hernia repair materials, is made of plastic materials that are also used in industrial and consumer products. These products have gained popularity with surgeons because they are relatively inert, can be readily sterilized, exhibit biomechanical strength and durability and are available at relatively low upfront cost. Limitations of permanent synthetic mesh products may include:

●	significant persistent foreign body inflammatory response that can result in encapsulation of the implant by fibrotic tissue or contraction of the mesh;
●	chronic post-operative pain;
●	scar tissue formation and lack of regeneration of soft-tissue;
●	permanent susceptibility to mesh infection;
●	significant cost associated with subsequent repairs or failed and infected mesh;
●	compromised abdominal wall anatomy due to damaged and eroded tissue rendering subsequent surgical repairs challenging; and
●	migration of the permanent synthetic mesh which can result in organ erosion or perforation.

Many of these complications caused by permanent synthetic mesh require additional surgical intervention, including, explantation of the mesh or repair of hernia recurrence or of the abdominal wall. Based on longitudinal data from the Danish Hernia Database, in an analysis of approximately 2,900 patients who received a hernia repair using a permanent synthetic mesh, the observed rate of surgical intervention due to either recurrence or mesh-related complications at five years post operatively was approximately 17%. As a result of these complications and litigation involving these complications, the number of adverse events reported to the FDA for permanent synthetic mesh hernia repairs has risen from 1,484 in 2016, 3,220 in 2017, 9,887 in 2018 to 18,072 in 2019. Synthetic mesh products have been the subject of an increasing number of lawsuits with over 13,000 cases filed in the state of Rhode Island alone.

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

Though hernia recurrence occurs with the use of all types of soft-tissue reconstruction, biologic matrices have the highest rates of recurrence, partly due to common use in complex hernia repairs or abdominal wall reconstructions. The RICH study, a multicenter, prospective study sponsored by LifeCell Corporation (“LifeCell”) that evaluated the performance of Strattice, the industry leader for biological tissue matrices in complex abdominal wall reconstruction, in open ventral incisional hernia repair in contaminated abdominal wall defects, demonstrated post-operative hernia recurrence rates of 19% and 28% at 12-months and 24-months follow-up, respectively.

Resorbable Synthetic Mesh

Resorbable synthetic mesh was introduced as a third category of hernia repair materials and as an alternative to permanent synthetic mesh and biologic matrices. Resorbable synthetic mesh was designed with the intended benefits of full degradation over several months, a moderately lower cost than biologic matrices and gradual transfer of strength from synthetic mesh to native tissue over time. Resorbable synthetic mesh is polymer-based and does not include biologic material to promote tissue remodeling and healing. Despite improvements compared to the use of permanent synthetic mesh or biologic matrices, limitations of resorbable synthetic mesh may include:

●	significant foreign body inflammatory response that can result in encapsulation or contraction of the mesh until resorbed;
●	scar tissue formation and lack of remodeling of soft-tissue;
●	mesh infection until resorbed;

●	migration of the mesh until resorbed which can result in organ erosion or perforation; and
●	lack of mid-term and long-term soft-tissue reinforcement as resorption progresses.

Many of these complications can require additional surgical intervention including explantation of the resorbable synthetic mesh or repair of hernia recurrence or the abdominal wall. Data from a published, multicenter, prospective study sponsored by C.R. Bard, Inc. (now a subsidiary of Becton, Dickinson and Company) that evaluated the performance of Phasix, the current market-leading resorbable synthetic mesh, in CDC Class I, high risk ventral and incisional hernia repair, showed a post-operative hernia recurrence rate of 9% at 18-months follow-up and 18% at 36-month follow-up.

Current Materials Used in Plastic and Reconstructive Surgery and Their Limitations

Biologic matrices are most commonly used in plastic and reconstructive surgery, including surgery of the nose to change its shape or improve its function, referred to as rhinoplasty, lip augmentation, repair of perforations of cartilage and thin bone separating the nostrils, complex reconstruction of the oral and oropharynx cavities after oncologic resection, cleft palate repair, upper and lower eyelid reconstruction, scalp defects, and defects of the fibrous membrane covering the brain and spinal cord, called the dura, because of their ability to define shape and position, improve tissue quality, reinforce existing soft-tissue and reduce the rate of complications associated with a foreign body inflammatory response, however they are prone to excessive stretching over time and difficult for surgeons to handle. These limitations may lead to undesirable results requiring additional surgical intervention. Additionally, biologic matrices are typically expensive to source.

Our Solution

We have created a new category of tissue reinforcement materials that were purposefully designed in close collaboration with more than 100 surgeons to address the unmet clinical needs in soft-tissue reconstruction. Our portfolio of products, designed with over 95% biologic material, combines the benefits of both biologic and polymer materials while addressing their limitations by interweaving polymer fibers through layers of a minimally-processed biologic material. These products are priced competitively and designed for use with a range of surgical techniques, allowing the benefits of an advanced biologic repair to be available to more patients for use in accordance with the products’ 510(k) clearances and instructions for use.

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

Our reinforced tissue matrices are designed to improve the outcomes of soft-tissue reconstructions by reinforcing tissue while allowing rapid tissue integration, revascularization and biomechanical control. In addition to overall strength, a key property that we engineer into our products is the degree to which they stretch, known as compliance. Each of our products is designed to exhibit a degree of compliance appropriate for its intended clinical application.

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

foreign body inflammatory response similar to that of biologic matrices, and less foreign body inflammatory response than all of the synthetic mesh tested at 24 weeks.
●	Enhanced remodeling of soft-tissue and rate of healing. Our reinforced tissue matrices are constructed to provide increased surface area and permeability, allowing for rapid absorption of wound fluids and blood during implantation and enabling improved supply of oxygen, cellular infiltration, migration, and repopulation for revascularization and functional tissue remodeling during healing. In our non-human primate comparative study, at 24 weeks the pattern of collagen formation in our OviTex products resembled connective tissue as opposed to the random fibers typical of scar tissue that were seen adjacent to the synthetic mesh. By contrast, the synthetic mesh showed no signs of remodeling of soft-tissue and exhibited a high level of mesh contraction.
●	Ability to tolerate a contaminated wound environment. Our reinforced tissue matrices are engineered to create hundreds of micro-channels to promote fluid exchange to allow host cells and new blood vessels to penetrate the reinforced tissue matrix. In our non-human primate comparative study, at four weeks our OviTex products had host cells between and within the layers of the reinforced tissue matrix. We believe this early cell infiltration may reduce the potential for bacterial colonization and the risk for infection, although we have not conducted comparative studies in humans.
●	Highly engineered biomechanical properties supported by clinical evidence. Our reinforced tissue matrices are reinforced with interwoven polymer fibers to provide mid-term and long-term strength. The interwoven polymer increases the strength of our OviTex products by approximately 25% compared to the biologic material alone. When tensile forces are applied, this design allows for load sharing between the biologic material and the polymer during the remodeling process. Data from our strength testing demonstrated that our OviTex products meet or exceed that of published data from market-leading permanent and resorbable synthetic mesh. In our BRAVO study, there were two hernia recurrences in the 76 patients who reached one year follow-up, despite approximately 79% of these patients having one or more factors known to increase the risk of recurrence. Based on this data, we believe that this 2.7% recurrence rate is the lowest reported rate in any prospective study that includes either our biologic or resorbable synthetic mesh competitors. The addition of polymer to our reinforced tissue matrices allows each product to maintain its physiologic compliance properties, while resisting stretching and elongation. In our non-human primate comparative study, our OviTex devices best preserved their original shape, experiencing less contraction compared to biologic and synthetic mesh.
●	Enhanced surgeon handling and satisfaction. Each of our embroidery patterns was designed specifically to allow the surgeon to trim and shape the product without the polymer unraveling. In addition, based upon our survey of approximately 50 surgeons, our OviTex products conform readily to the contours of surgical sites and are easy to handle, trim, suture and tack in all surgical approaches. In interim data presented from our BRAVO study, 29 of the 76 subjects reaching 12 months follow-up received minimally invasive surgery, 11 received laparoscopic repair and 18 received robotic repair. Of the subjects who received minimally invasive surgery, 26 had surgeon satisfaction scores, with 100% of those surgeons citing the product as being easy to place and the average surgeon satisfaction with the product was 9.7/10 at both 30 and 90 days. In May 2021, we also enrolled our first patient in the BRAVO II study, a prospective study evaluating the robotic repair of ventral hernias with OviTex. This study will utilize OviTex LPR, which has been purposefully designed for minimally invasive procedures, as well as OviTex Core Permanent and OviTex 1S Permanent.
●	Lower upfront cost products. Our reinforced tissue matrices provide our customers with meaningful cost savings over leading competitive products across a range of clinical uses so that more patients can experience the benefits of an advanced biologic repair solution. We price our OviTex products competitively, and on average, our customers realize 20% to 40% cost savings over leading biologic matrices and resorbable synthetic mesh. Our OviTex PRS portfolio is priced below leading biologic matrices.

Our Strengths

We are focused on developing and commercializing a new category of tissue reinforcement materials for surgeons and patients that aim to address the shortcomings of existing products. We believe the following strengths will allow us to build our business and potentially increase our market penetration:

●	Innovative and broad portfolio of products. Our OviTex and OviTex PRS products are the only FDA-cleared products to incorporate polymer fibers interwoven through layers of biologic material in a lockstitch pattern creating an embroidered construction. The biologic matrix is derived from ovine rumen and utilizes a patented process to create a reinforced tissue matrix that is optimized for soft-tissue reconstruction. Our OviTex and OviTex PRS products are available in resorbable and permanent polymer versions in a variety of configurations and sizes. For example, our OviTex devices are currently available in sizes ranging from 4 × 8 cm to 25 × 40 cm, and our OviTex LPR devices are designed with specific thickness, handling properties and shapes optimized for use in laparoscopic and robotic-assisted surgery.
●	Disruptive technology supported by compelling pre-clinical and clinical evidence. OviTex product technology is supported by extensive pre-clinical research, including bench testing, in vitro and in vivo studies. These studies have demonstrated appropriate physiologic strength for the repair, compliance within the physiologic range of the human abdominal wall, retention of extracellular matrix proteins which may aid in tissue remodeling and porosity and permeability to promote fluid transfer. Our in vivo non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to biologic matrices, as well as lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh. This preclinical data is supported by our compelling clinical evidence showing the safety and efficacy of our OviTex products in published data on over 1,000 hernia patients.
●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we continue our launch of our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix scaffolds derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of

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
●	Industry leading executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, OraSure Technologies, Inc., LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft-tissue reconstruction products. The key elements of our strategy include:

●	Expand our U.S. commercial organization to support our growth. We sell our products through a single direct sales organization in the U.S. As of December 31, 2021, we had 46 sales territories in the U.S. which are supported by 84 employees in our U.S. based commercial organization. We plan to continue to invest in our commercial organization by adding account managers, clinical development specialists and administrative support staff in order to support and service new accounts for soft-tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. In response to the restrictions resulting from the ongoing COVID-19 pandemic, we developed a virtual marketing sales solution as well. Most of our sales professionals have used this solution, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training, instead of in-person sales and marketing programs. We plan to continue to drive awareness of our products through these programs and continue to compliment the in-person visits with our virtual programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and help drive utilization of our products within associated hospitals and healthcare systems. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. Our interim analysis of patients in the BRAVO study reaching 12-month follow-up was published in the

Journal of Clinical Medicine in 2021 and demonstrated a low recurrence rate of 2.7%. Twenty-four month follow-up has been completed for all possible patients in our BRAVO study, and the recurrence rate remains below 5%. We have begun our next post-market prospective study, BRAVO II, which evaluates OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent in the robotic repair of ventral hernias over 24 months.
●	Advance our portfolio of reinforced tissue matrices with the introduction of new product features and designs. We plan to continue to expand our product offerings and the treatment capabilities of our products to address a broader patient base within soft-tissue reconstruction. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.

Our Products

Our Technology Platform

Our advanced reinforced tissue matrix technology consists of multiple layers of minimally-processed, acellular extracellular matrix derived from ovine rumen with interwoven polymer fibers in a unique embroidered pattern. The extracellular matrix is the collagen component of the rumen that is retained following removal of the epithelium, muscle and cellular content, and has an optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. These thin, strong layers of ovine rumen are plentiful in supply and serve as building blocks from which we can construct multilayered devices to customize products to adapt to clinical needs and surgeon preferences. The layers of extracellular matrix provide a high degree of surface area for tissue remodeling. We strengthen these reinforced tissue matrix layers with interwoven polymers, that are either permanent, polypropylene, or resorbable, PGA. These polymers were selected because they are well characterized suture materials with a history of significant clinical use and recognized safety profiles. Polypropylene has a high tensile strength and a low inflammatory response in small quantities. PGA is the fastest resorbing polymer and within three months it tends to be fully absorbed into the body.

Our highly specialized and customizable textile engineering capability allows us to tailor the degree and direction of stretch, overall strength, handling properties, permeability, thickness, texture, size and shape of each reinforced tissue matrix to suit the needs of particular clinical applications and surgical techniques. Our textile engineering utilizes a computer-controlled fabrication method that is scalable, reproducible, efficient and customizable. This embroidery process uses steel gauge needles to interweave the polymer while also creating hundreds of micro-channels to allow the multi-directional passage of the patients’ native cells and fluids throughout the product. The interwoven polymers are embroidered using a lockstitch pattern, which allows for the device to be trimmed without fraying, and we use a patented corner-lock pattern, which creates a stable polymer fabric within the biologic material. We manipulate the polymer thread patterns to control the degree and stretch of our products. Denser grid patterns increase the amount of reinforcement and less dense patterns of different geometry allow for greater stretch. We are also able to manufacture products with smooth external layers that minimize the amount of exposed polymer to allow for direct contact with patients’ internal organs.

OviTex Reinforced Tissue Matrix

Our OviTex Reinforced Tissue Matrix has received 510(k) clearance from the FDA, which clearance was obtained and is currently held by Aroa and is intended for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists. Indications for use include the repair of hernias and/or abdominal wall defects that require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex products can be used in a variety of hernia repairs, including simple and complex ventral, inguinal and hiatal hernias, as well as abdominal wall reconstructions.

Our OviTex products are sterile reinforced tissue matrices derived from ovine rumen with either polypropylene or PGA. The product is provided in a dry and hydratable form and packaged in a double pouched configuration. The product can be stored at room temperature and only needs five minutes of rehydration for use. To be used in surgery our OviTex product is placed in a sterile dish, rehydrated with sterile saline for five minutes, trimmed to fit the site, if needed, and then positioned to achieve maximum contact between the device and the surrounding tissue. The device may be sutured, stapled or tacked into place to avoid excess tension.

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

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR

Size and Shape	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	12 × 18cm (Ellipse); 9 cm to 15 cm (Round)
Strength	+	++	+++	+
Layers of Ovine Rumen	Four	Six	Eight	Four
Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery
Polymer	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Permanent (Polypropylene)
Shelf Life	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	36 months
Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side
Commercial Availability	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe
*	25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.
+	Denotes relative level of strength

OviTex Plastic and Reconstructive Surgery — OviTex PRS

OviTex PRS, has received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is held by us, and is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS product can be stored at room temperature and comes in the same packaging and requires the same rehydration and fixation as our OviTex products.

Our OviTex PRS product is a sterile reconstructive reinforced tissue matrix composed of three layers of ovine rumen joined by a patented corner-lock embroidered diamond patterned polymer (PGA or polypropylene) that allows the product to stretch while also maintaining its shape. Machine punched regularly spaced fenestrations, or holes, and die-cut slits in the product facilitate fluid management, allow for rapid cellular infiltration and create a directional bias to the stretch. Our OviTex PRS product is available in arced rectangle and half-moon shapes in a range of sizes (4 × 16 cm through 20 × 20 cm) to suit surgeon preference and nature of the soft-tissue repair in plastic and reconstructive surgery. The device may be trimmed to a desired shape to further accommodate individual anatomy. The current shelf life of permanent OviTex PRS is 36 months and the current shelf life of resorbable OviTex PRS is 12 months.

OviTex PRS

Product Pipeline and Research and Development

We continue to advance our product pipeline to broaden our treatment capabilities for soft-tissue reinforcement. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.

Scientific Evidence

Overview of Preclinical and Clinical Programs

One of our key strategies is to continuously obtain evidence to support the safety and effectiveness of our products, which we believe will differentiate us from our competitors. As part of our strategy to gather and analyze high-quality data, we seek to ensure rigorous and reliable data collection and reporting. The data from our preclinical and clinical studies strengthens our ability to raise surgeon awareness and drive adoption of our products as a new category of soft-tissue reconstruction products. We expect our clinical evidence will provide surgeons with safety and efficacy data on the appropriate use of our products and we plan to obtain further clinical evidence to support additional regulatory clearances or approvals of our reinforced tissue matrices for additional indications for use in the future.

Preclinical Program

Our pre-clinical program is paramount in the design of our products. Our program starts with bench performance characterization to ensure proper strength and compliance for the indication, followed by in vitro and in vivo studies to ensure proper biological performance to help promote remodeling of the repair site. We have developed an extensive pre-clinical research library on our devices, as well as on competitor devices. We continue to evaluate new and existing technologies for safety and biocompatibility as part of our product development process.

We believe we have completed the largest non-human primate preclinical studies conducted in soft-tissue reconstruction surgery. In these studies, we compared our OviTex and OviTex PRS products to market leading competitive materials. The results showed our reinforced tissue matrices exhibited a minimal inflammatory response, rapid cellular infiltration and revascularization and demonstrated early and complete remodeling into functional tissue. The OviTex results have been published in the peer-reviewed journal Hernia (https://doi.org/10.1007/s10029-019-02119-z). We are currently in the process of preparing the OviTex PRS results for a future peer-reviewed publication.

Clinical Program

We are committed to obtaining evidence to support the safety and efficacy of our products across their indications. Clinical data has been published on over 1,000 patients treated with OviTex across four hernia types including ventral, inguinal, hiatal, and abdominal wall reconstruction. As part of our clinical research program, we have developed two post-market studies, BRAVO, a multi-center prospective study of ventral hernia repair and BRAVO II, a multi-center prospective study of robotic ventral hernia repair. This commitment to generating clinical data through controlled prospective studies with 24-month follow-up will allow us to understand the short- and long-term benefits of using OviTex in hernia repair.

Our BRAVO study concluded with the last patient completing their 24-month follow-up. We are currently in the process of preparing the BRAVO 24-month study data for a future peer-reviewed publication. The 12-month analysis was published in the Journal of Clinical Medicine. The study was fully enrolled at 92 patients. At 90 days post-operative, there were no recurrences among the 84 patients analyzed. There was one implant removal due to a bowel perforation. At 12 months post-operative, there were 76 patients analyzed, of whom twenty-six (34%) had a prior ventral hernia repair and sixty (79%) had factors known to increase the risk of recurrence. Twenty patients (26%) experienced a surgical site occurrence of whom ten (13%) required a procedural intervention such as wound debridement or percutaneous drainage. At 12 months, two patients (2.7%) experienced a recurrence, both adjacent to the original repair. The low recurrence rate observed in our subjects reaching 12-month follow-up continues to remain below 5% through 24-month follow-up.

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

Aroa License

In August 2012, we entered into the Aroa License, which was amended and restated in July 2015, pursuant to which we obtained an exclusive license to certain patents and know-how to develop, commercialize and sell bovine and ovine extracellular matrix products for hernia repair, abdominal wall and breast reconstruction in North America and Europe, which we refer to as the Licensed Territory. In addition, under the Aroa License, Aroa is our exclusive manufacturer and supplier for the development of our bovine and ovine extracellular matrix products.

Pursuant to the terms of the Aroa License, we made upfront payments to Aroa totaling $2.3 million and granted Aroa 74,316 newly issued shares of our restricted common stock. We have made additional payments in the aggregate of $2.0 million to Aroa following the achievement of certain regulatory and operational milestones, including FDA 510(k) clearance of our OviTex products, which clearance was obtained and is currently held by Aroa, for use in surgical soft-tissue reinforcement and the receipt of the first CE mark for sale of our products in the European Economic Area for use in abdominal wall reconstruction and hernia repair and our acceptance of certain supply quantities manufactured by Aroa for our commercial launch in Europe. In addition, we paid Aroa $3.0 million in revenue-based milestone payments upon our achievement of certain net sales thresholds for sales of our products within the Licensed Territory. An additional $1.0 million payment will be made to Aroa when cumulative product net sales of our products in the European territory reach certain amounts.

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

The initial term of the Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products currently April 19, 2031, with an option to extend for an additional ten-year period. Either party may terminate the Aroa License upon the other party’s material breach, subject to a ninety-day notice and cure period or upon thirty-days written notice in the event of bankruptcy. We may terminate manufacture and production of a specific product upon thirty-days prior written notice upon (i) a reasonable determination that such product infringes the intellectual property rights of a third party, (ii) an uncured supply failure by Aroa or (iii) such product proves unfeasible, and immediately upon written notice from a regulatory authority that such product must be withdrawn from the market. If we materially breach the Aroa License in one of the Licensed Territories, Aroa may terminate the Aroa License solely with respect to the Licensed Territory in which the breach occurred. Upon termination of the Aroa License, we have the right to purchase all or any part of the unsold portion of any completed products from Aroa and the right to continue to sell all products remaining in our inventory.

The Aroa License also contains customary representations and warranties, confidentiality, insurance, audit, indemnification and non-competition provisions.

Patents

As of December 31, 2021, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own twelve U.S. issued or allowed patents which will expire between 2035 and 2038 and eight pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2042, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own three issued non-U.S. patents and four pending non-U.S. patent applications, which, subject to issuance, would be projected to expire between 2036 and 2037 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

Our patents and patent applications cover, among other things, our corner-lock embroidery pattern, the use of adhesion barriers sewn into soft-tissue and compliance associated with stretching.

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

Trademarks

We also rely on trademarks and trade designs to develop and maintain our competitive position. TELA Bio®, OviTex® and A More Natural Hernia Repair® are registered trademarks of ours in the U.S.

For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Intellectual Property Matters.”

Research and Development

We invest in research and development to advance our reinforced tissue matrix products with the goal of improving upon and supplementing our existing product offerings. We believe our ability to rapidly develop, manufacture and obtain regulatory approval or clearance of our products is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technology and the management philosophy behind that process. We have recruited and retained engineers and scientists with significant experience in the development of polymer science, biologics, textile engineering and analytical testing. We have a number of design improvements for our reinforced tissue matrices in various stages of development that are expected to enhance our current products and increase surgeon adoption of our products. In addition, we have engaged in discussions with the FDA regarding an IDE protocol to study the safety and effectiveness of our OviTex PRS portfolio for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance, will be required for such an indication. Our research and development efforts are based at our facility in Malvern, Pennsylvania.

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

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2021, we had 84 employees in our U.S. based commercial organization in 46 sales territories, which includes account managers and administrative support staff. We plan to continue to invest in our commercial organization by adding account managers, clinical development specialists and administrative support staff in order to cover the highest potential of accounts for soft-tissue reconstruction procedures.

Manufacturing

All our raw materials are sourced through and manufactured by Aroa in their Auckland, New Zealand facility under the terms of the Aroa License. Aroa’s facility is approximately 25,000 square feet of which approximately 10,000 square feet is dedicated to manufacturing. Aroa is in the process of expanding manufacturing capacity, with approximately 15,000 square feet of additional manufacturing space being constructed in a neighboring facility, which we expect to be available in 2022. The Auckland facility is FDA registered and ISO 13485 certified. We believe that Aroa will be capable of providing sufficient quantities of our products to meet anticipated customer demands. In the event of an uncured supply failure by Aroa, we have the right to, directly or through a third-party, step in and operate the Aroa Auckland facility to manufacture our products on behalf of Aroa.

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

Distribution

The majority of our products are shipped directly from Auckland, New Zealand to our headquarters in Malvern, Pennsylvania. We sell our products directly to our customers, which are hospitals and ambulatory surgery centers. Except for our stocking distributors in Europe, we do not use distributors to sell our products.

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

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post-approval monitoring and reporting and import and export of medical devices in the U.S. to assure the safety and effectiveness of medical products for their intended use. The Federal Trade Commission also regulates the advertising of our products in the U.S. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

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

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:

●	the FDA’s Quality Systems Regulations (“QSR”), which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling and marketing regulations which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated;
●	complying with new requirements for Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	advertising and promotion requirements, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	restrictions on sale, distribution or use of a device;
●	device establishment, registration and listing requirements and annual reporting requirements;
●	approval or clearance of modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance activities and regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745) (“MDR”), which repeals and replaces the MDD and the Active Implantable Medical Devices Directive. The MDR went into effect on May 26, 2021, and it:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under both the MDD and the MDR, the system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with a CE mark which shows that the device has a Certificat de Conformité, also referred to as a Certificate of Conformance. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD (and now the MDR) within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before a CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for products are carried out as required by the MDD (and now the MDR). Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-certify compliance with the MDD (and now the MDR) based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the EU without further conformance tests being required in other member states.

Under transitional provisions provided in the MDR, medical devices that had valid CE Certificates of Conformity issued under the MDD prior to May 26, 2021 may, provided related obligations are respected, continue to be placed on the EEA market for the remaining validity of the certificate, and until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA.

Post-Brexit, the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Irish Protocol is bound by certain E.U. laws).  The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002.  These Regulations are based on the previous medical device directives of the E.U. but have been amended so that they function properly now the United Kingdom is no longer part of the E.U.  The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UKCA marking (although E.U. CE marks will be recognized until June 30, 2023), requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the market in the United Kingdom and more wide-ranging device registration requirements.

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

Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, California enacted the California Consumer Privacy Act (“CCPA”) which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. And the CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply.

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

Foreign data protection laws, including the General Data Protection Regulation, (“GDPR”) may also apply to health-related and other personal information belonging to individuals who reside outside of the U.S. The GDPR went into effect in the European Union in May 2018 and introduced strict requirements for processing the personal data of data subjects residing in the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. Because of the uncertainty created by the Court of Justice of the European Union’s decision invalidating the EU/US Privacy Shield (the primary mechanism to effectuate the flow of data from the EU to the United States), there continues to be uncertainty as to appropriate transfer mechanism for the transfer of data from the EU to the United States.

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (“UK GDPR”). The UK GDPR could expose us or our collaborators to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations.

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

Other Federal Healthcare Fraud and Abuse Laws

We may also be subject to other federal healthcare fraud and abuse laws, including provisions of HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors, as well as knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. As with the federal Anti-Kickback Statute, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the SEC, and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

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

U.S. Healthcare Reform

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the healthcare industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select

Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible, but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future.

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

Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there are continuing legislative and regulatory efforts by the federal government and the states to reduce the cost of medical products and services overall. We may need to conduct expensive studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product or procedure using the product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate revenue levels. Future legislation could limit payments for medical devices, including our products and our future products.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of less costly products. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products. The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on medical product and service pricing.

Corporate Information

We were incorporated on April 17, 2012.

Our primary executive offices are located at 1 Great Valley Parkway, Suite 24, Malvern, Pennsylvania 19355 and our telephone number is (484) 320-2930. Our website address is www.telabio.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Human Capital Resources

As of December 31, 2021, we had 123 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the ongoing COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations.

We strive to provide a competitive mix of pay, benefits and services that help meet the needs of our employees. In addition to salaries, these programs include variable incentive compensation plans, potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to enhance retention of personnel.

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

Risks Related to COVID-19

The ongoing COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on the severity and duration of the pandemic, could have a material adverse effect on our business, results of operations and financial condition.

The ongoing COVID-19 pandemic has negatively impacted our business, results of operations and financial condition, and we expect the pandemic to continue to negatively impact our business, results of operations and financial condition. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. However, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in 2021 due to regional surges in COVID-19 Delta variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs. In December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective procedures and surgical staffing challenges which began to ease in January 2022. While these challenges have recently begun to subside, it is unknown how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur due to COVID-19 variant strains or otherwise. We do not know if, and how, future restrictions may affect the surgical communities’ return to, or redefining of, normal operations, whether due to governmental restrictions, institutional, patient or clinical decisions or general economic conditions. New or prolonged suspensions of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease.

The health of our workforce is our top concern and we have implemented safety protocols in an effort to maintain the health and safety of our employees. Similar to many other employers in the U.S., we have and may continue to require employees to work remotely. Remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts.

Hospitals have reduced and diverted staffing and diverted resources to patients suffering from COVID-19 and have limited hospital access for non-patients, including our sales professionals. In addition, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers. These circumstances have negatively impacted our sales professionals’ efforts to market to physicians in person and caused us to develop virtual marketing and sales solutions. If our sales professionals’ efforts to market to physicians in person continue to be negatively impacted, or our virtual marketing and sales solutions prove to be of limited utility or unsuccessful, the sales and market penetration of our OviTex and OviTex PRS products could be negatively impacted.

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

COVID-19 has and may continue to have an impact on ports and trade globally. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been minimal disruptions to our supply chain, there is a risk that in the future supplies of our products may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on Aroa’s labor force and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to supply and sell our products.

The continued spread of COVID-19 has led to periods of severe disruption and volatility in the global credit or financial markets, and may cause such periods of disruption and volatility in the future, which could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future even after local conditions improve. In addition, trading prices on the public stock market have experienced periods of high volatility as a result of the ongoing COVID-19 pandemic.

The full extent to which the ongoing COVID-19 pandemic will further, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation, will depend on future developments that are highly uncertain, including, variant strains of the virus and the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Information pertaining to the impact of the ongoing COVID-19 pandemic and associated economic disruptions on our operations to date can be found in “Management's Discussion and Analysis of Financial Position and Results of Operations” in this Annual Report on Form 10-K.

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2021, 2020 and 2019, we had net losses of $33.3 million, $28.8 million and $22.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $229.9 million.

We expect to continue to incur significant sales and marketing, research and clinical development, regulatory and other expenses as we expand our sales and marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

As of December 31, 2021, we had $30.0 million of indebtedness outstanding under our credit facility with OrbiMed Royalty Opportunities II, LP (“OrbiMed”) that matures in November 2023.

To service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory, and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness, our ability to plan for, or react to, changes in our business, industry and the economy generally will be limited.

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

Building the requisite sales, marketing and distribution capabilities to successfully market and sell our products continues to be expensive and time-consuming and requires significant attention from our leadership team to manage. Any failure or delay in the expansion of our sales, marketing or distribution capabilities would adversely impact the commercialization of our products. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our products. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products.

As of December 31, 2021, our commercial organization consisted of 84 employees in the U.S. and 7 employees in Europe. To generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Commercialization of our Products

To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of OviTex product line.

Sales of our OviTex products accounted for 78%, 83% and 91% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We first commercialized OviTex products in the U.S. in 2016 and have introduced our larger sized OviTex products, our OviTex LPR product for use in laparoscopic and robotic-assisted hernia surgical repairs and OviTex PRS products for use in surgery for soft-tissue repair or reinforcement in plastic and reconstructive procedures. We expect that sales of our OviTex products and our OviTex PRS products, will account for all of our revenue for the foreseeable future. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

The commercial success of our products will largely depend upon attaining significant market acceptance.

Our ability to execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption by inpatient and outpatient hospitals, surgeons, and medical device supply chain participants of our reinforced tissue matrix products. We cannot predict how quickly, if at all, surgeons will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance among surgeons and the medical community for some or all of our indications. Some surgeons may have prior history with or a preference for other soft-tissue reinforcement products, such as permanent synthetic mesh, resorbable synthetic mesh, or other biologic matrices, or may be reluctant to alter their practice patterns to treat patients with our reinforced tissue matrix products. The degree of market acceptance of any of our products will depend on a number of factors, including:

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

The products we commercialize have been cleared by the FDA and other regulatory authorities for specific indications. Our OviTex products are reinforced tissue matrices designed for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists and indications for use of our OviTex products include the repair of hernia and/or abdominal wall defects which require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex PRS products are reconstructive reinforced tissue matrices designed for implantation to reinforce soft-tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. In connection with the March 2019 meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee, the FDA stated that no surgical mesh device, including OviTex PRS, has been cleared or approved for use in breast surgery, and that to obtain such indication, the product sponsor must obtain an approved PMA. Our OviTex PRS products are not cleared or approved for breast reconstruction surgery and thus we are prohibited from marketing them for that use. OviTex PRS or any other product we may develop for use in breast reconstruction surgery will need to be approved specifically for that indication and there can be no guarantee that it will be approved. We have engaged in discussions with the FDA regarding an IDE protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. There can be no assurance that we will be able to secure an IDE in a timely manner, or at all. Any marketing for OviTex PRS or any other product for a use in breast reconstruction surgery would be deemed off-label promotion of that product if it has been cleared for a general indication of use to reinforce or repair soft-tissue and has not received an approval specifically for use in breast surgery. We train our marketing personnel and direct sales force to not promote our OviTex or OviTex PRS products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a surgeon or medical professional from using our OviTex or OviTex PRS products or other products we may commercialize in the future for off-label uses.

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

Approximately 5%, 4% and 2% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively, came from sales in markets outside of the U.S. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar non-U.S. countries;
●	the impact of the exit of the United Kingdom from the European Union;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the global impact of the ongoing COVID-19 pandemic;
●	natural disasters and global pandemics like COVID-19, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

If one or more of these risks are realized, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Reliance on Third Parties

We are highly dependent upon Aroa, as the exclusive manufacturer and supplier of our products.

In August 2012, we entered into our Aroa License which was amended and restated in July 2015. The Aroa License grants us an exclusive license in North America, the EU, United Kingdom, Norway, Switzerland, Russia and former Soviet satellite countries to certain intellectual property rights, including patents relating to the use of bovine and ovine rumen as a source of extracellular matrix. Under the Aroa License, Aroa is our exclusive manufacturer and supplier of our products.

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

We may encounter unforeseen situations in Aroa’s manufacturing and assembly of our products that would result in delays or shortfalls in its production. For example, Aroa was unable to supply us with our products from September 2017 to December 2017 due to a quality testing process failure identified by Aroa. Personnel shortages and reduced manufacturing capacity due to the ongoing COVID-19 pandemic may also result in a disruption in production.

Based upon our current planned market adoption we believe we will reach our capacity limitations in the Aroa facility. Aroa is in the process of expanding manufacturing capacity, with approximately 15,000 square feet of additional manufacturing space being constructed in a neighboring facility, available in 2022. However, there can be no assurance that the new manufacturing facility will be completed on time or at all. If we are unable to successfully expand capacity, we may not be able to meet the demand for our products. In addition, Aroa’s production processes and assembly methods may have to change in order to accommodate any significant future expansion of its manufacturing capacity, which may increase our manufacturing costs, delay production of our products and adversely impact our business. Conversely, if demand for our products shifts such that Aroa’s manufacturing facility is operated below its capacity for an extended period, it may adjust its manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

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

Our products are manufactured using ovine rumen. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease, particularly progressive neurodegenerative disorders, from animals to humans via those materials. In addition, the ongoing COVID-19 pandemic has heightened public awareness of animals and animal products as a disease vector. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could have a material adverse effect on our business, financial condition and results of operations.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our OviTex and OviTex PRS products (and would rely heavily on such providers for any other products we may commercialize and ship in the future) to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any of our products, it would be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our OviTex and OviTex PRS products (or any other products we commercialize in the future) and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, disease or other service interruptions affecting delivery services we use would adversely affect our ability to deliver our OviTex and OviTex PRS products (or any other products we commercialize in the future) on a timely basis. For example, disruptions to transportation infrastructure as a result of the ongoing COVID-19 pandemic may impact our ability to provide our products to our customers.

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

We own twelve issued or allowed U.S. patents and have eight pending U.S. patent applications. As of December 31, 2021, we had rights, whether through ownership or licensing, to fourteen issued or allowed U.S. patents, eight pending U.S. patent applications, five issued non-U.S. patents and four pending non-U.S. patent applications. Our issued U.S. patents will expire between 2035 and 2038. The licensed patents will expire between 2029 and 2031.

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

To sell our products in member countries of the EEA our products must comply with the essential requirements of the EU Medical Devices Regulation (Regulation 2017/745) (“MDR”), which was passed by the EU Parliament on April 5, 2017, and became effective on May 26, 2021. The MDR repeals and replaces the former Medical Devices Directive (Council Directive 93/42/EEC) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with the new MDR requirements is a prerequisite to be able to affix the Conformité Européenne, or CE, mark to our products, without which they cannot be sold or marketed in the EEA. In the EEA, we have obtained the CE mark for our OviTex products. For more information regarding regulation of our products, see “Business—Government Regulation.”

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

If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our OviTex and OviTex PRS products or other products we may commercialize in the future.

If guidelines for soft-tissue reconstruction surgery change or the standard of care for reconstructing tissue evolves, we may need to redesign the applicable product and seek new approvals from the FDA. Our clearances under Section 510(k) of the FDCA are based on current soft-tissue reconstruction surgery guidelines. If the guidelines change so that different surgeries or products become desirable, the clinical utility of one or more of our OviTex and OviTex PRS products or other products we may commercialize in the future could be diminished and our business could be adversely affected.

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

The MDR became fully effective on May 26, 2021. It includes new regulations which, among other things:

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which took effect on January 1, 2020. The CCPA created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches in certain instances that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election of November 3, 2020. The CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply. A failure to comply with these current or future federal and state laws and regulations and industry standards relating to data privacy and security could lead to investigatory or regulatory action, private litigation or class actions that could result in exposure to civil or criminal penalties, monetary or statutory damages, attorney fee awards and/or exposure to adverse publicity that could negatively affect our operating results and business.

This risk is enhanced in certain jurisdictions as we expand our operations internationally. The EU’s GDPR became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, of data subjects residing in the European Economic Area. For example, the GDPR imposes higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. This risk is increased because the GDPR provides that EU member states may make their own laws and regulations limiting the processing of personal data, including special categories of data

(e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our compliance costs and liability risks to increase, harming our business and financial condition.

The GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. Because of the uncertainty created by the Court of Justice of the European Union’s decision invalidating the EU/US Privacy Shield (the primary mechanism to effectuate the flow of data from the EU to the United States), there continues to be uncertainty as to appropriate transfer mechanism for the transfer of data from the EU to the United States. Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (UK GDPR). The UK GDPR could expose us or our collaborators to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations. In addition, uncertainties related to compliance with the GDPR exist with respect to the UK GDPR. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20.0 million or 4% of total worldwide revenue, whichever is greater. The implementation and enforcement of the GDPR may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

Compliance with U.S. federal and state laws and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with United States and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. And claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible, but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future.

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

Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and results of operations.

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

Factors that may cause fluctuations in our quarterly and annual results include:

●	surgeon and patient adoption of our products;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	changes in coverage policies by third-party payors that affect the reimbursement of procedures in which our products are used;
●	unanticipated pricing pressure;
●	our ability to obtain and maintain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional jurisdictions;
●	the hiring, retention and continued productivity of our sales representatives;
●	our ability to expand the geographic reach of our sales and marketing efforts;
●	results of clinical research and trials on our existing products and products in development;
●	delays in, or failure of, component and raw material deliveries by Aroa;
●	recalls or other field safety corrective actions by Aroa;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, floods or public health emergencies such as the ongoing COVID-19 pandemic; and
●	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

Because our quarterly and annual results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business. In particular, we cannot predict at this time the extent of the impact that the ongoing COVID-19 pandemic will have on our sales and financial results. These fluctuations may also increase the likelihood that we will not meet our forecasted performance, which could negatively affect the market price for our common stock.

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

In the U.S., we currently compete with LifeCell Corporation, a subsidiary of AbbVie, and Davol Inc., a subsidiary of Becton, Dickinson and Company, which produce, among other things, soft-tissue reconstruction surgery products, including Strattice and Phasix, respectively. In the EEA, we compete with Bard, a subsidiary of Becton, Dickinson and Company, who produces other soft-tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than us. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We believe other emerging businesses are in the early stages of developing similar products designed for soft-tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft-tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

Most of the other soft-tissue reconstruction surgery products currently have a greater penetration into the soft tissue reconstruction surgery market. Often, other soft-tissue reconstruction surgery products with which our products compete are marketed as part of a bundled product line, which may provide our potential customers a better price-per-product than we could offer. If we are unable to penetrate the soft-tissue reconstruction surgery market or offer competitive pricing on our products compared with products sold as part of a bundled product line, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, competitors with greater financial resources could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing products, which may cause our revenue to decline and would harm our business.

We may be unable to renew existing contracts with GPOs or obtain additional contract positions with major GPOs and integrated delivery networks, or IDNs, for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.

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

We may not be able to renew existing contracts with GPOs or IDNs and due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the U.S., we may not be able to obtain additional contract positions with major GPOs and IDNs for our products. If we are unable to renew existing contracts with GPOs or IDNs, our net sales and results of operations may be materially and adversely affected. In addition, while having a contract with a major purchaser for a given product category can facilitate sales, sales volumes of those products may not be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category. Even if we are the sole contracted supplier of a GPO or IDN for our product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice.

Supply chain disruptions could adversely impact our operations and financial condition.

Global supply chains have been disrupted because of the COVID-19 pandemic and other factors, and this may impact the availability of raw materials and components used in the manufacture of our products. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the effect of the global supply chain disruption.

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

Our single arm multicenter post-market clinical study, which we refer to as our BRAVO study, was fully enrolled at 92 patients. We conducted this study to support the marketing of our OviTex products for their cleared indicated uses, and do not currently have any clinical data for use of our OviTex PRS products in patients. The long-term effects of using our products in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies and clinical studies of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or preliminary data from our BRAVO studies or other clinical studies that we may conduct in the future, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim or preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of hernia and soft-tissue reconstruction surgery patients and overall market and the assumed prices at which we can sell our products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our products may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

We rely on our own direct sales force, which as of December 31, 2021 consisted of 42 representatives in the U.S. and 5 representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $181.4 million and $151.5 million, respectively. The federal carry forwards for losses incurred prior to 2017 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2026. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2021 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

Risks Related to Our Securities

The trading price of the shares of our common stock has been and could in the future be highly volatile.

The price of our common stock has been and may continue to be volatile. Even though our common stock is listed on the Nasdaq Global Market (“Nasdaq”), an active trading market for our common stock may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a negative effect on the price of our common stock.

We cannot predict the prices at which our shares of common stock may trade. The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our products or of those of others in our industry;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including any economic downturn as a result of the ongoing COVID-19 pandemic, or macroeconomic factors such as geopolitical tensions or the outbreak of hostilities or war.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the agreement governing our credit facility precludes, and any future debt agreements may preclude us from paying cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 62% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our capital stock or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

General Risk Factors

Unstable markets and economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business. Our general business strategy may be adversely affected by such economic conditions or the presence of a volatile business environment or unpredictable and unstable market conditions, such as the economic turmoil resulting from the spread of the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine. Further, the impacts of political unrest, including as a result of geopolitical tensions, could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Recently, the market has experienced volatility due to the conflict between Russia and Ukraine, and the resulting sanctions and other measures imposed by the U.S. and other countries against Russia. There can be no assurances that such situation will not further deteriorate, causing increased disruption, instability and volatility in the global markets. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.

We are highly dependent on our senior management and other key personnel. Our success depends in part on our continued ability to attract, retain and motivate highly qualified senior management and attract, retain and motivate qualified employees, including sales and marketing professionals, clinical specialists and other highly skilled personnel. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations. The loss of highly qualified employees could result in delays in product development and commercialization and harm our business.

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

We lease our corporate headquarters in Malvern, Pennsylvania, which houses our research and development operations, controlled environment room, and office space, and currently totals approximately 25,000 square feet.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 16, 2022, the Company had approximately 66 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

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

As of December 31, 2021, we have used all of the net proceeds from our IPO for working capital and general corporate purposes, including hiring additional sales and marketing personnel and expanding marketing activities to support the ongoing commercialization of our OviTex and OviTex PRS product lines and to fund product development and research and development activities. No amount of the net proceeds from our IPO have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board and board committee service. There were no material changes in the planned use of proceeds from our IPO from that described in the prospectus dated November 7, 2019 as filed with the SEC pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

ITEM 6.RESERVED

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

Overview

We are a commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. Our growing product portfolio is purposefully designed to leverage the patient’s natural healing response while minimizing long-term exposure to permanent synthetic materials. We are committed to delivering our advanced technologies with a strong economic value proposition to assist surgeons and institutions in providing next-generation soft-tissue repair solutions to more patients worldwide.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery Ltd. (“Aroa”), our exclusive manufacturer and supplier. Interim results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were recently published in the Journal of Clinical Medicine. The interim analysis of patients reaching 12-month follow-up suggests that OviTex is safe and clinically effective for treatment of ventral hernias. The recurrence rate was 2.7% at 12 months. Twenty-four month follow-up has been completed for all possible patients in our BRAVO study, and the recurrence rate remains below 5%. Final analysis is underway and full results will be presented in a future peer-reviewed publication. Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), addresses unmet needs in plastic and reconstructive surgery. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us.

We began commercialization of our OviTex products in the U.S. in July 2016. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018. We subsequently expanded the OviTex LPR product line in December 2019.

OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. We commenced a limited launch in May 2019 and have gathered clinical feedback from our initial surgeon users. Based on this feedback, we expanded our commercial launch in June 2020 and expect to continue to expand our surgeon network. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a premarket approval, rather than a 510(k) clearance, will be required for such an indication.

We market our products through a single direct sales force, predominantly in the U.S., augmented by distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2021, we had 46 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft-tissue reconstruction procedures. Additionally, we believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.

We announced, in November 2021, that we entered into a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a medical technology company, granting us the exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash with XBIO® technology across the U.S. plastic reconstructive market. We will commence private label marketing of the solution for plastic surgery in 2022. Next Science’s XBIO Technology delivers an advanced option for surgical infection control by addressing the biofilms that make bacteria more resistant to traditional antimicrobial agents, disinfectants and host immune defenses. We believe the infection control solution will expand our service offerings and diversify our supplier base as we continue to create a soft-tissue restoration portfolio.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue for the years ended December 31, 2021 and 2020 was $29.5 million and $18.2 million, respectively, an increase of $11.3 million, or 62%. Net loss increased from $28.8 million for the year ended December 31, 2020 to $33.3 million for the year ended December 31, 2021, an increase of $4.5 million, or 16%. We have not been profitable since inception and as of December 31, 2021, we had an accumulated deficit of $229.9 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business, results of operations and commercial operations has been impacted by the ongoing COVID-19 pandemic and the development of variants of COVID-19. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: To date, among other impacts on our business related to the pandemic, physicians and their patients are required by state mandates, or are choosing, to defer elective surgery procedures in which our products otherwise might be used. We believe our revenue was slightly impacted during the first quarter of 2021, mostly in January 2021, due to COVID-19 resurgences and corresponding lower surgical procedural volumes, though these were not at the levels seen in early 2020. This impact on surgical procedures subsided throughout the remaining months of the first quarter and the second quarter of 2021. However, we believe our revenue in September 2021 and December 2021 was also impacted due to the surge of new COVID-19 cases relating to new variants. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic on us, and the pace at which the economy recovers therefrom, cannot be determined at this time, particularly in light of recent surges and the continued emergence of new variants. Further, the reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems and reduce procedural volume. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations to respond to the ongoing COVID-19 pandemic.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. As access to hospitals continues to evolve throughout this pandemic and vary from hospital to hospital and state to state, our sales team has continued to adapt to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training to supplement our in-person sales and marketing programs. We expect to continue to adapt our sales and marketing plans as we continue to gain better visibility into the effects of the ongoing COVID-19 pandemic on our business. As Aroa is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have to date been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future because of the pandemic due to staffing shortages, production slowdowns, stoppages, travel and shipping restrictions or disruptions in delivery systems.
●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives in light of the ongoing COVID-19 pandemic and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	2021 Results: During January 2021, we experienced increased volatility in demand for our products as COVID-19 cases and related hospitalizations increased. We saw improvement in our business during the second half of the first quarter and during the second quarter, however, we believe our revenue in September 2021 and December 2021 was also impacted by the surge of new COVID-19 cases relating to new variants. The timing, extent and continuation of any increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A material increase in COVID-19 cases in one or more locations, including as a result of the development of new variants of COVID-19 may result in an increase in COVID-19 hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	The perceived safety of COVID-19 vaccines and boosters, the speed of COVID-19 vaccine distribution and administration, the timing and extent to which the vaccination process will affect the progression of the virus, and the efficacy of such vaccines against the new variants of the virus.
o	Government vaccine mandates could affect our ability to retain or hire employees.
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to unemployment in the United States or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases in a particular region spikes or a new variant of COVID-19 emerges in such region, limiting the space and resources allocated to inpatient and outpatient elective procedures.
o	Hospitals may experience staffing shortages due to normal turnover and due to COVID-19, which could reduce the number of elective procedures that can be performed at hospitals with staffing shortages.

o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenue and make it difficult to accurately predict our inventory requirements.

We continue to closely monitor local, regional and global COVID-19 surges as well as new variants of the virus for any potential impact on procedures during the first quarter of 2022 and beyond.

●	Outlook. There remains uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the ongoing COVID-19 pandemic. While certain regions are experiencing a reduction in COVID-19 cases and a relaxing of governmental restrictions, at this time, the full extent of the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain, such as the potential development of new variants of COVID-19, and the future geographic scope of COVID-19.

Components of Our Results of Operations

Revenue

Substantially all our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what long-term effect the ongoing COVID-19 pandemic will have on our ability to continue to generate revenue and expand our customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, current and potential royalties and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows although it is unclear at this point what long-term effect, if any, the ongoing COVID-19 pandemic will have on our product demand which could lead to additional charges to excess and obsolete inventory.

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

Over time we expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our commercial organization to both drive and support our planned growth in revenue. It is unclear at this point, however, what long-term effect, if any, the ongoing COVID-19 pandemic will have on these expansion plans. We expect our sales and marketing expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect that our general and administrative expenses will increase in absolute dollars as we execute our growth initiatives and expand our business and headcount to support these initiatives. It is unclear at this point, however, what long-term effect, if any, the ongoing COVID-19 pandemic will have on these expansion plans. We expect our general and administrative expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect research and development expenses in absolute dollars to increase in the future as we develop new products and enhance existing products although it is unclear at this point what long-term effect, if any, the ongoing COVID-19 pandemic will have on these development plans. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Interest Expense

Interest expense consists of cash interest under our credit facilities and non-cash interest attributable to the amortization of final payment fees and deferred financing costs related to our indebtedness.

Change in Fair Value of Preferred Stock Warrant Liability

Prior to our IPO, our outstanding warrants to purchase shares of our preferred stock were classified as liabilities, recorded at fair value and were subject to remeasurement at each balance sheet date until they were exercised, expired or were otherwise settled. The change in fair value of our preferred stock warrant liability reflected a non-cash charge primarily driven by changes in the fair value of our underlying Series B preferred stock. All outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock upon our IPO.

Other (Expense) Income

Other (expense) income consists primarily of miscellaneous tax expenses and foreign currency exchange gains and losses offset by income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$29,463	$18,213	$11,250	62%
Cost of revenue (excluding amortization of intangible assets)	10,346	6,675	3,671	55
Amortization of intangible assets	304	304	—	—
Gross profit	18,813	11,234	7,579	67
Gross margin	64%	62%
Operating expenses:
Sales and marketing	29,062	22,111	6,951	31
General and administrative	12,459	10,143	2,316	23
Research and development	6,743	4,255	2,488	58
Total operating expenses	48,264	36,509	11,755	32
Loss from operations	(29,451)	(25,275)	(4,176)	17
Other (expense) income:
Interest expense	(3,597)	(3,564)	(33)	1
Other (expense) income	(228)	45	(273)	(607)
Total other expense	(3,825)	(3,519)	(306)	9
Net loss	$(33,276)	$(28,794)	$(4,482)	16%

Revenue

Revenue increased by $11.3 million, or 62%, to $29.5 million for the year ended December 31, 2021 from $18.2 million for the year ended December 31, 2020. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization with increased penetration within existing customer accounts and stronger international sales. During the year ended December 31, 2021, we sold 7,516 units of OviTex compared to 4,794 units of OviTex during the year ended December 31, 2020, a 57% increase in unit sales volume. Additionally, we sold 1,260 units of OviTex PRS compared to 663 units during the year ended December 31, 2020, a 90% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $3.7 million to $10.3 million for the year ended December 31, 2021 from $6.7 million for the year ended December 31, 2020. The increase in cost of revenue was primarily the result of an increase in products purchased to support our higher unit sales and an increase in our provision for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for both the years ended December 31, 2021 and 2020.

Gross Margin

Gross margin increased to 64% for the year ended December 31, 2021 from 62% for the year ended December 31, 2020. The increase was primarily due to a lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue due to longer shelf life and inventory management during the year ended December 31, 2021 as compared to the prior year.

Sales and Marketing

Sales and marketing expenses increased by $7.0 million, or 31%, to $29.1 million for the year ended December 31, 2021 from $22.1 million for the year ended December 31, 2020. The increase was primarily due to higher salaries, benefits and commission costs as a result of an expansion of our commercialization activities, including an increase in headcount and increased travel and consulting expenses. The prior year period also included cost containment actions taken in response to the COVID-19 pandemic including salary reductions and reduced traveling which were not repeated in 2021.

General and Administrative

General and administrative expenses increased by $2.3 million, or 23%, to $12.5 million for the year ended December 31, 2021 from $10.1 million for the year ended December 31, 2020. The increase was primarily due to higher salaries and benefits, increased professional, consulting and legal fees, higher stock-based compensation expense, increased insurance expense, higher recruiting fees and additional facilities expenses. The prior year period also included cost containment actions taken in response to the COVID-19 pandemic including salary reductions which were not repeated in 2021.

Research and Development

Research and development expenses increased by $2.5 million, or 58%, to $6.7 million for the year ended December 31, 2021 from $4.3 million for the year ended December 31, 2020. The increase in research and development expense primarily relates to a non-cash stock-based compensation expense of $0.7 million related to amendments to certain equity award agreements following the death of our co-founder and former Chief Medical Officer, higher salaries and benefits, increased testing and development expenses and increased consulting expenses. The prior year period also included cost containment actions taken in response to the COVID-19 pandemic including salary reductions which were not repeated in 2021.

Interest Expense

Interest expense was $3.6 million for both the years ended December 31, 2021 and 2020.

Other (Expense) Income

Other (expense) income decreased by $0.3 million, or 607%, to an expense of $0.2 million for the year ended December 31, 2021 primarily due to a decrease in interest income.

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

Revenue

Revenue increased by $2.8 million, or 18%, to $18.2 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization with increased penetration within existing customer accounts. During the year ended December 31, 2020, we sold 4,794 units of OviTex compared to 3,779 units of OviTex during the year ended December 31, 2019, a 27% increase in unit sales volume. Additionally, we sold 663 units of OviTex PRS compared to 240 units during the year ended December 31, 2019, a 176% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million to $6.7 million for the year ended December 31, 2020 from $5.9 million for the year ended December 31, 2019. The increase in cost of revenue was primarily the result of higher revenue due to the growth in the number of OviTex and OviTex PRS units sold offset by a lower provision for excess and obsolete inventory.

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

Sales and Marketing

Sales and marketing expenses increased by $4.1 million, or 22%, to $22.1 million for the year ended December 31, 2020 from $18.1 million for the year ended December 31, 2019. The increase was primarily due to higher salaries, benefits and commission costs of $4.5 million as a result of an expansion of our commercialization activities, including an increase in headcount, which was partially offset by lower travel and consulting expenses and other cost containment actions taken in response to the ongoing COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $3.9 million, or 63%, to $10.1 million for the year ended December 31, 2020 from $6.2 million for the year ended December 31, 2019. The increase was primarily due to increased insurance costs of $1.7 million, increased professional, legal and consulting fees of $0.9 million, higher stock-based compensation expense of $0.8 million and higher salaries and benefits costs of $0.3 million which was partially offset by the cost containment actions taken in response to the ongoing COVID-19 pandemic.

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

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash and cash equivalents of $43.9 million, working capital of $48.5 million and an accumulated deficit of $229.9 million. As of December 31, 2020, we had cash and cash equivalents of $74.4 million, working capital of $76.6 million and an accumulated deficit of $196.7 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2021, we had $30.0 million of borrowings outstanding under our credit facility (the “OrbiMed Credit Facility”). This credit facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which we may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent, as sales agent. No sales were made under the Equity Agreement during the years ended December 31, 2021 or 2020. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including because of market volatility following the COVID-19 pandemic. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash used in operating activities	$(30,432)	$(24,456)	$(25,523)
Cash (used in) provided by investing activities	(627)	9,122	(11,981)
Cash provided by financing activities	585	44,409	65,532
Effect of exchange rate on cash	11	17	(4)
Net (decrease) increase in cash and cash equivalents	$(30,463)	$29,092	$28,024

Operating Activities

During the year ended December 31, 2021, we used $30.4 million of cash in operating activities, resulting from our net loss of $33.3 million and the change in operating assets and liabilities of $3.5 million offset by non-cash charges of $6.3 million. Our non-cash charges were comprised of stock-based compensation expense of $3.7 million, our excess and obsolete inventory charge of $1.4 million, interest expense of $0.7 million and depreciation and amortization expense of $0.5 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and prepaid expenses and other assets partially offset by increases in accrued expenses and other current and long-term liabilities.

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

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

During the year ended December 31, 2020, cash provided by investing activities was $9.1 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

During the year ended December 31, 2019, cash used in investing activities was $12.0 million consisting primarily from the purchase of short-term investments of $9.3 million and payments made for our intangible assets of $2.5 million.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $0.6 million, consisting primarily of the proceeds received from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than			More than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Principal payments on long-term debt	$30,000	$—	$30,000	$—	$—
Interest and end of term charge on long-term debt(1)	8,489	2,925	5,564	—	—
Operating lease commitments(2)	2,388	349	724	758	557
Purchase commitments	12,606	1,381	3,140	2,310	5,775
Total(3)	$53,483	$4,655	$39,428	$3,068	$6,332

(1)	Interest payable reflects the rate in effect as of December 31, 2021. The interest rate on borrowings under the OrbiMed Credit Facility is variable and resets monthly. End of term fee reflects final payment fee due at maturity.
(2)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2028.
(3)	This table does not include (a) any milestone payments that are not deemed probable under license agreements as the timing and likelihood of such payments are not known with certainty and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. Excluded amounts primarily consist of a $1,000 milestone payment due to Aroa when certain sales milestones are met.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of December 31, 2021, LIBOR was below 1.0%. Therefore, a 1.0% increase in LIBOR would not increase the annual interest payments.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when our customer obtains control of our promised good, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods.

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

The information required by this Item is set forth on pages F-1 through F-22 hereto.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

The disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02 of Form 8-K.

On March 22, 2022, the Board approved a reduced work schedule for E. Skott Greenhalgh, Ph.D., the Chief Technology Officer of the Company, effective immediately. Dr. Greenhalgh’s annual base salary was reduced from $360,500 to $90,125. Subject to the conditions and provisions of the Company’s equity incentive plans, equity awards held by Dr. Greenhalgh will continue to vest and become exercisable according to their respective terms.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

96

TELA BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

March 23, 2022

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

c
	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$43,931	$74,394
Accounts receivable, net	4,234	2,683
Inventory	7,658	3,907
Prepaid expenses and other assets	3,232	2,241
Total current assets	59,055	83,225
Property and equipment, net	1,186	626
Intangible assets, net	2,303	2,607
Total assets	$62,544	$86,458

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,414	$652
Accrued expenses and other current liabilities	8,161	5,953
Total current liabilities	10,575	6,605
Long‑term debt with related party	31,491	30,827
Other long‑term liabilities	380	—
Total liabilities	42,446	37,432

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,529,606 and 14,437,289 shares issued and 14,529,577 and 14,437,107 shares outstanding at December 31, 2021 and December 31, 2020, respectively	15	14
Additional paid-in capital	250,064	245,736
Accumulated other comprehensive loss	(52)	(71)
Accumulated deficit	(229,929)	(196,653)
Total stockholders’ equity	20,098	49,026
Total liabilities and stockholders’ equity	$62,544	$86,458

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue	$29,463	$18,213	$15,446
Cost of revenue (excluding amortization of intangible assets)	10,346	6,675	5,870
Amortization of intangible assets	304	304	304
Gross profit	18,813	11,234	9,272
Operating expenses:
Sales and marketing	29,062	22,111	18,060
General and administrative	12,459	10,143	6,223
Research and development	6,743	4,255	4,151
Total operating expenses	48,264	36,509	28,434
Loss from operations	(29,451)	(25,275)	(19,162)
Other (expense) income:
Interest expense	(3,597)	(3,564)	(3,609)
Change in fair value of preferred stock warrant liability	—	—	(5)
Other (expense) income	(228)	45	351
Total other expense	(3,825)	(3,519)	(3,263)
Net loss	(33,276)	(28,794)	(22,425)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(7,783)
Net loss attributable to common stockholders	$(33,276)	$(28,794)	$(30,208)
Net loss per common share, basic and diluted	$(2.30)	$(2.23)	$(17.10)
Weighted average common shares outstanding, basic and diluted	14,473,213	12,934,421	1,766,412
Comprehensive loss:
Net loss	$(33,276)	$(28,794)	$(22,425)
Foreign currency translation adjustment	19	(52)	(15)
Unrealized loss on short-term investments	—	—	(4)
Comprehensive loss	$(33,257)	$(28,846)	$(22,444)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
								Accumulated
							Additional	other
	Series A		Series B		Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2019	22,501,174	$33,112	63,032,500	$91,038	295,717	$—	$—	$—	$(137,860)	$(137,860)
Vesting of common stock previously subject to repurchase	—	—	—	—	628	—	4	—	—	4
Exercise of stock options	—	—	—	—	2,527	—	14	—	—	14
Sale of Series B redeemable convertible preferred stock, net of stock issue costs of $165	—	—	12,527,956	14,367	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	—	(15)
Stock‑based compensation expense	—	—	—	—	—	—	457	—	—	457
Accretion of redeemable convertible preferred stock to redemption value	—	1,563	—	6,220	—	—	(209)	—	(7,574)	(7,783)
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(22,501,174)	(34,675)	(75,560,456)	(111,625)	6,708,649	7	146,293	—	—	146,300
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,398,700	4	50,625	—	—	50,629
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	1,645	—	—	1,645
Net loss	—	—	—	—	—	—	—	—	(22,425)	(22,425)
Balance at December 31, 2019	—	—	—	—	11,406,221	11	198,829	(19)	(167,859)	30,962
Vesting of common stock previously subject to repurchase	—	—	—	—	306	—	3	—	—	3
Exercise of stock options	—	—	—	—	27,783	—	175	—	—	175
Issuance of common stock under the employee stock purchase plan	—	—	—	—	2,797	—	34	—	—	34
Foreign currency translation adjustment	—	—	—	—	—	—	—	(52)	—	(52)
Stock‑based compensation expense	—	—	—	—	—	—	1,976	—	—	1,976
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	—	—	—	—	(28,794)	(28,794)
Balance at December 31, 2020	—	—	—	—	14,437,107	14	245,736	(71)	(196,653)	49,026
Vesting of common stock previously subject to repurchase	—	—	—	—	153	—	1	—	—	1
Exercise of stock options	—	—	—	—	77,154	1	546	—	—	547
Issuance of common stock under the employee stock purchase plan	—	—	—	—	3,163	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	—	19
Stock‑based compensation expense	—	—	—	—	12,000	—	3,661	—	—	3,661
Reclassification of liability-classified stock-based compensation awards					—	—	82	—	—	82
Net loss	—	—	—	—	—	—	—	—	(33,276)	(33,276)
Balance at December 31, 2021	—	$—	—	$—	14,529,577	$15	$250,064	$(52)	$(229,929)	$20,098

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(33,276)	$(28,794)	$(22,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	231	221	278
Noncash interest expense	664	584	523
Amortization of intangible assets	304	304	304
Inventory excess and obsolescence charge	1,439	1,327	1,591
Change in fair value of warrants	—	—	5
Stock‑based compensation expense	3,661	2,058	457
Loss on disposal of fixed assets	2	—	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,553)	149	(1,528)
Inventory	(5,194)	(620)	(1,839)
Prepaid expenses and other assets	(992)	66	(1,977)
Accounts payable	1,597	(2,002)	(773)
Accrued expenses and other current and long-term liabilities	2,673	2,321	(118)
Foreign currency remeasurement loss	12	(70)	(21)
Net cash used in operating activities	(30,432)	(24,456)	(25,523)
Cash flows from investing activities:
Purchases of short-term investments	—	—	(9,284)
Proceeds from the sale and maturity of short-term investments	—	9,289	—
Payment for intangible asset	—	—	(2,500)
Purchase of property and equipment	(627)	(167)	(197)
Net cash (used in) provided by investing activities	(627)	9,122	(11,981)
Cash flows from financing activities:
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	—	44,722	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	—	51,151
Proceeds from issuance of Series B redeemable convertible preferred stock, net of offering costs	—	—	14,367
Payment of initial public offering costs	—	(522)	—
Proceeds from exercise of stock options	547	175	14
Proceeds from issuance of common stock under the employee stock purchase plan	38	34	—
Net cash provided by financing activities	585	44,409	65,532
Effect of exchange rate on cash and cash equivalents	11	17	(4)
Net (decrease) increase in cash and cash equivalents	(30,463)	29,092	28,024
Cash and cash equivalents, beginning of year	74,394	45,302	17,278
Cash and cash equivalents, end of year	$43,931	$74,394	$45,302
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,933	$2,980	$3,086
Supplemental disclosures of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$7,783
Conversion of convertible preferred stock to common stock in connection with the initial public offering	$—	$—	$146,300
Conversion of outstanding preferred stock warrants	$—	$—	$1,645
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$—	$522
Property and equipment in accounts payable	$166	$3	$—
Issuance of common stock for early exercised stock options	$1	$3	$4
Unrealized loss on short-term investments	$—	$—	$4
Liability-classified stock-based compensation in accrued expenses and other current liabilities	$—	$82	$—
Reclassification of liability-classified stock-based compensation awards to equity-classified	$82	$—	$—

See accompanying notes to consolidated financial statements.

TELA BIO, INC.

Notes to Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is commercial-stage medical technology company focused on providing innovation soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. OviTex Reinforced Tissue Matrix (“OviTex”), the Company’s first portfolio of products, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), the Company’s second portfolio of products, addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

The Company has been impacted by the pandemic resulting from the novel coronavirus and the disease it causes, including variants thereof (“COVID-19”). To date, among other impacts on its business related to the pandemic, physicians and their patients are required by state mandates, or are choosing to defer elective surgery procedures in which its products otherwise would be used. There remains uncertainty and lack of visibility regarding the Company’s near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the ongoing COVID-19 pandemic. While certain regions are experiencing a reduction in COVID-19 cases and a relaxing of governmental restrictions, at this time, the full extent of the impact of the ongoing COVID-19 pandemic on its business, results of operations and financial condition, including revenue, expenses, manufacturing capability, supply chain integrity, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to mitigate the spread of or treat COVID-19, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $229.9 million as of December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, the impact of COVID-19 and the development of any variants, on the business, ongoing economic uncertainty, including as a result of geopolitical factors such as hostilities and the conflict between Russia and Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant judgments are employed in estimates used to determine stock-based awards issued and recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash with high-credit-quality financial institutions and primarily invests in money market funds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

As described in Note 11, the Company has licensed patents and other intellectual property from Aroa Biosurgery Ltd. (“Aroa”). As part of this agreement, Aroa is also the sole manufacturer of the Company’s products. The inability of Aroa to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with Aroa, or an adverse change in their business, could materially impact future operating results.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents consist of investments in a money market fund. The Company’s cash and cash equivalents are carried at the fair value based on quoted market prices.

Inventory

Inventory consists of finished goods and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. As of December 31, 2021 and 2020, the Company had $1.7 million and $1.4 million, respectively, in finished goods consigned to others.

Property and Equipment

Property and equipment are stated at the aggregate cost incurred to acquire and place the asset in service. Expenditures for routine maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. In 2021, 2020 and 2019, the Company recorded $0.3 million of amortization expense in each year related to intangible assets. At December 31, 2021, the remaining life of intangible assets was 7.6 years. The Company anticipates recognizing amortization expense of $0.3 million for the next five years and $0.8 million thereafter.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2021, 2020 or 2019.

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2021	2020	2019
OviTex	$22,990	$15,093	$14,041
OviTex PRS	6,473	3,120	1,405
Total revenue	$29,463	$18,213	$15,446

Sales outside of the U.S. were immaterial for the years ended December 31, 2021, 2020 and 2019.

Research and Development

Research and development costs are charged to expense as incurred and consist primarily of salaries, benefits, and other related costs, including stock-based compensation for personnel serving in the research and development functions as well as costs incurred with Aroa under development agreements related to technology transfer, laboratory materials and supplies. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. Costs incurred in obtaining patent and other intellectual property licenses for which there are no alternative future uses are charged to expense as incurred.

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

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by ASC Topic 740 - (“ASC 740”), Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Cash equivalents – money market fund	$41,396	$—	$—

December 31, 2020:
Cash equivalents – money market fund	$72,889	$—	$—

A rollforward of the warrant liability (Level 3 measurement) was as follows (in thousands):

January 1, 2019	$1,640
Change in fair value of warrants	5
Conversion into common stock warrants	(1,645)
December 31, 2019	$—

The fair value of the warrants at November 13, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

		Convertible
	MidCap Credit	promissory
	Facility	notes	Notes payable
Expected dividend yield	—	—	—
Expected volatility	57.5%	57.4%	57.5%
Risk-free interest rate	2.04%	1.79%	1.79%
Remaining contractual term in years	8.4	7.2	7.4

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021, 2020 and 2019, as they would be antidilutive.

	Year ended December 31,
	2021	2020	2019
Stock options (including shares subject to repurchase)	1,706,438	1,498,390	1,421,697
Unvested restricted stock units	163,043	—	—
Common stock warrants	88,556	88,556	88,556
Total	1,958,037	1,586,946	1,510,253

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022 and anticipates the recognition of a right-of-use asset of approximately $1.2 million to $1.6 million and a lease liability of approximately $1.5 million to $1.9 million. The Company is continuing its assessment of potential changes to its disclosures under the standard.

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

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2021	2020
Lab equipment	5 Years	$2,352	$2,304
Furniture and fixtures	5 Years	242	118
Computer equipment and software	3 Years	468	577
Leasehold improvements	Lesser of useful life or lease term	1,881	1,360
Total		4,943	4,359
Less accumulated depreciation and amortization		(3,757)	(3,733)
Property and equipment, net		$1,186	$626

The cost of property and equipment at both December 31, 2021 and 2020 includes $0.2 million of equipment located at Aroa. Depreciation expense was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and related benefits	$4,976	$3,666
Interest	—	40
Third-party and professional fees	2,233	1,626
Amounts due to Aroa	842	498
Research and development expenses	31	7
Other	79	116
Total accrued expenses and other current liabilities	$8,161	$5,953

(6) Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(1,509)	(2,173)
Long-term debt with related party	$31,491	$30,827

OrbiMed Term Loan (Related Party)

In November 2018, the Company entered into a senior secured term loan facility (“OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), a related party as the lender is affiliated with a stockholder of the Company, which consists of up to $35.0 million in term loans (“OrbiMed Term Loans”). The OrbiMed Term Loans

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

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

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At December 31, 2021, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third party and lender fees, which along with the End of Term Charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded during each of 2021, 2020 and 2019 was $3.6 million.

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

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the years ended December 31, 2021 or 2020.

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

Throughout 2019, the Company entered into various stock purchase agreements with new and existing investors pursuant to which the Company sold an aggregate 12,527,956 shares of the Company’s Series B preferred stock at $1.16 per share for aggregate gross proceeds of $14.5 million. Transaction fees of $0.2 million were recorded as a reduction of the carrying value of the Series B preferred stock.

Warrants

The Company had the following warrants outstanding at December 31, 2021:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At December 31, 2021, 1,299,218 shares were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreements and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2021	2020	2019
Sales and marketing	$961	$696	$164
General and administrative	1,542	1,030	225
Research and development	1,158	332	68
Total stock‑based compensation	$3,661	$2,058	$457

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2019	489,222	$5.84
Granted	978,415	12.51
Exercised	(2,527)	5.93
Early exercised	(471)	5.93
Canceled/forfeited	(43,697)	8.58
Outstanding at December 31, 2019	1,420,942	10.35
Granted	175,086	15.03
Exercised	(27,783)	6.29
Canceled/forfeited	(70,037)	12.41
Outstanding at December 31, 2020	1,498,208	10.87
Granted	468,000	14.80
Exercised	(77,154)	7.08
Canceled/forfeited	(182,645)	13.08
Outstanding at December 31, 2021	1,706,409	$11.88	7.36
Vested and expected to vest at December 31, 2021	1,657,511	$11.83	7.31
Exercisable at December 31, 2021	917,602	$10.23	6.18

At December 31, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $3.0 million and $2.8 million, respectively.

The 2012 Stock Incentive Plan provided the holders of stock options an election to early exercise prior to vesting. The Company had the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At December 31, 2021, an immaterial amount of proceeds from early exercised options are recognized as a current liability in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2019	912
Early exercised	471
Vested	(628)
Unvested balance at December 31, 2019	755
Vested	(306)
Forfeited	(267)
Unvested balance at December 31, 2020	182
Vested	(153)
Unvested balance at December 31, 2021	29

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The weighted average grant-date fair value per share of options granted was $8.66, $8.13 and $6.81 for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised was $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, and nominal for the year ended December 31, 2019. As of December 31, 2021, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

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

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	63.9%	59.1%	55.9%
Risk‑free interest rate	0.99%	0.87%	1.82%
Expected term (in years)	6.15	5.98	6.24

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) vest based on the terms in each award agreement and generally vest over four years. The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2021	—
Granted	194,232
Vested	(12,000)
Canceled/forfeited	(19,189)
Outstanding at December 31, 2021	163,043

The weighted average grant-date fair value per RSU granted was $16.57 during the year ended December 31, 2021. The aggregate intrinsic value of RSUs outstanding was $2.1 million at December 31, 2021. The total unrecognized

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

compensation expense at December 31, 2021 related to RSUs was $1.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.2 years.

(9) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary contributions made by the Company, if any, are determined annually by the board of directors. Effective January 1, 2020, the Company matched 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The Company’s contributions were $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The match was suspended from April to August 2020 due to COVID-19. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2021, 317,701 shares were available for future issuance under the ESPP. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 5% discount to the market price through payroll deductions. As of December 31, 2021 and 2020, 3,163 and 2,797 shares, respectively, have been issued under the ESPP. No shares were issued under the ESPP as of December 31, 2019.

(10) Income Taxes

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$47,737	$39,937
Research and development credits	623	747
Depreciation and amortization	(89)	239
Accrued expenses and other	1,356	611
Inventory reserve	171	205
Gross deferred tax asset	49,798	41,739
Valuation allowance	(49,798)	(41,739)
Net deferred tax asset	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

	December 31,
	2021	2020
NOL carryforwards
Federal	$181,443	$150,642
State	151,488	128,912

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2026 for state income tax purposes. The Company recorded a valuation allowance on the deferred tax assets as of December 31, 2021 and 2020 because of the uncertainty of their realization. The valuation allowance increased by $8.1 million and $6.9 million for the years ended December 31, 2021 and 2020, respectively, mainly due to losses incurred.

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

A reconciliation of income tax benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows:

	Year ended December 31,
	2021	2020	2019
Rate reconciliation
Federal tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State rate, net of federal benefit	(3.5)	(4.2)	(2.9)
Permanent differences	0.2	0.6	0.4
Research and development	0.4	0.7	(0.7)
Change in valuation allowance	24.2	24.0	24.2
Other	(0.3)	(0.1)	—
Total tax provision	—%	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the United Kingdom. Tax years 2017 and forward remain open for examination for federal tax purposes and tax years 2017 and forward remain open for examination for the Company’s more significant state tax jurisdictions. Carryforward attributes from prior years may be adjusted upon examination by taxing authorities if used in an open period.

Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

legislation did not impact the Company during the year ended December 31, 2020. During the year ended December 31, 2021, the Company claimed an employee retention payroll tax credit of $0.5 million for certain employment taxes.

(11) Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be a party to various other lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Agreements with Aroa

In August 2012, the Company entered into a License, Product Development, and Supply Umbrella Agreement (“Aroa Agreement”) with Aroa. The Aroa Agreement provides the Company a license to patent rights and other intellectual property related to Aroa’s products and technologies for use in certain indications and expires on the expiration of the last patent covering the products (currently April 19, 2031). The Company has the right to extend the term of the agreement by an additional 10 years following the expiration of the last patent covering the products on commercially reasonable terms to be negotiated by the parties. This agreement initially limited the Company’s license rights to the U.S. but was subsequently amended in March 2013 to include the European Union and certain former Union of Soviet Socialist Republic satellite nations. The Aroa Agreement required payments aggregating up to $4.0 million upon the achievement of U.S. and European cumulative product sales targets.

The Company paid $1.0 million to Aroa in 2018 related to one of the cumulative product sales targets and the remaining $2.0 million in 2019. With respect to the sales milestone payments in the European territory, a payment of $1.0 million is due when cumulative product net sales in the European territory reach certain amounts.

Other key terms of the amended Aroa agreement in addition to those disclosed above are as follows:

●	The transfer price for product produced by Aroa is 200% of Aroa’s cost of goods sold. The transfer price and the quarterly true-up amount continued to equal 27% of Company’s net sales of licensed products. Upon a change in control of the Company (as defined in the amended agreement), the annual minimum amounts will be extended for a sixth year with a $5.0 million minimum amount for the North American territory and $1.0 million minimum amount for the European territory. If a change in control of the Company occurs prior to the first product launch in the applicable territory, then the annual minimum requirements shall commence upon such change in control. If the make whole payments, if any, are not made by the Company after a notice and cure period, then the license will convert to a nonexclusive basis in the territory for which the payment was required but not made.
●	Provisions exist for the Company to step in and operate Aroa’s plant if a supply failure occurs and is not cured within a set timeframe. Under the amended agreement, the criteria for a supply failure was modified to mean a failure by Aroa to timely supply, during any consecutive 60-day period, at least 75% of the products ordered by the Company under binding purchase orders. During the period that the Company steps in and assumes manufacturing responsibility, it shall not be required to purchase product from or pay transfer prices to Aroa, the annual minimums shall be proportionately reduced to reflect the lack of supply responsibility by Aroa and the Company shall pay a royalty of 6% of net sales in lieu of 27% of net sales of the licensed products.

TELA BIO, INC.

Notes to Consolidated Financial Statements (continued)

The Company expects to enter into similar milestone-based agreements with its strategic partner for both product territories and new products in order to expand and extend its product portfolio.

As of December 31, 2021, the Company had $1.8 million in purchase commitments with Aroa and certain other suppliers to maintain exclusivity rights.

Other Commitments

In November 2021, the Company entered into an exclusive distribution agreement with Next Science, a medical technology company, granting the Company exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash in the U.S. plastic reconstructive surgery market. To maintain exclusivity, the Company has $10.8 million in purchase commitments and annual license fees over a ten-year period.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

Operating Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease, which was amended in December 2020 to extend the term of the lease from May 2021 to May 2028. The facility lease agreement has annual scheduled payment increases. The Company is recognizing the rent expense on a straight-line basis over the lease term. The Company recognized rent expense of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The future minimum lease payments under the facility operating lease agreement as of December 31, 2021 are as follows (in thousands):

2022	$349
2023	358
2024	366
2025	375
2026	383
Thereafter	557
$2,388

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
10.11

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to exhibit 10.11 to the Company’s Report on Form 10-K, filed on March 25, 2021).

10.12

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.12 to the Company’s Report on Form 10-K, filed on March 25, 2021).

10.13	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.14	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (filed herewith).
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

10.17	Employment Agreement, dated January 17, 2020, by and between the Company and Peter Murphy (incorporated by reference to exhibit 10.26 to the Company’s Report on Form 10-K, filed on March 30, 2020).

10.18	Employment Agreement, dated August 27, 2021, by and between the Company and Roberto Cuca (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K, filed on September 27, 2021).
10.19	Employment Agreement, dated September 15, 2020, by and between the Company and Paul Talmo (filed herewith).
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

10.29

Third Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated December 22, 2020 (incorporated by reference to exhibit 10.29 to the Company’s Report on Form 10-K, filed on March 25, 2021).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELA BIO, INC.

By:	/s/ ANTONY KOBLISH
Name: Antony Koblish
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Antony Koblish

/s/ ROBERTO CUCA	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 23, 2022
Roberto Cuca

/s/ MEGAN SMEYKAL	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 23, 2022
Megan Smeykal

/s/ DOUG EVANS	Chairman, Board of Directors	March 23, 2022
Doug Evans

/s/ KURT AZARBARZIN	Director	March 23, 2022
Kurt Azarbarzin

/s/ VINCE BURGESS	Director	March 23, 2022
Vince Burgess

/s/ LISA COLLERAN	Director	March 23, 2022
Lisa Colleran

/s/ JOHN NOSENZO	Director	March 23, 2022
John Nosenzo

/s/ FEDERICA O’BRIEN	Director	March 23, 2022
Federica O’Brien