Form 10-Q
period 2022-03-31
TELA Bio, Inc.
filed 2022-05-11
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 14,557,560 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the full extent of the impact on our business from the pandemic resulting from the novel coronavirus and the disease it causes, including variants thereof, (“COVID-19”) is highly uncertain and difficult to predict and it may continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, the emergence of new variants of COVID-19, the availability of vaccinations for COVID-19, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, labor and hospital staffing shortages, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S.;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), in connection with the development and production of our products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand of our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;

●	regulatory developments in the U.S. and internationally;
●	the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), our Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,016	$43,931
Accounts receivable, net	4,311	4,234
Inventory	10,267	7,658
Prepaid expenses and other assets	2,735	3,232
Total current assets	50,329	59,055
Property and equipment, net	1,460	1,186
Intangible assets, net	2,227	2,303
Right-of-use asset	1,339	—
Total assets	$55,355	$62,544

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,703	$2,414
Accrued expenses and other current liabilities	6,583	8,161
Total current liabilities	12,286	10,575
Long‑term debt with related party	31,669	31,491
Other long‑term liabilities	1,362	380
Total liabilities	45,317	42,446

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 14,556,750 and 14,529,606 shares issued and 14,556,748 and 14,529,577 shares outstanding at March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	250,819	250,064
Accumulated other comprehensive loss	(5)	(52)
Accumulated deficit	(240,791)	(229,929)
Total stockholders’ equity	10,038	20,098
Total liabilities and stockholders’ equity	$55,355	$62,544

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue	$8,231	$5,877
Cost of revenue (excluding amortization of intangible assets)	3,156	2,336
Amortization of intangible assets	76	76
Gross profit	4,999	3,465
Operating expenses:
Sales and marketing	9,378	6,299
General and administrative	3,458	2,756
Research and development	2,007	1,679
Total operating expenses	14,843	10,734
Loss from operations	(9,844)	(7,269)
Other (expense) income:
Interest expense	(911)	(889)
Other (expense) income	(107)	22
Total other expense	(1,018)	(867)
Net loss	$(10,862)	$(8,136)
Net loss per common share, basic and diluted	$(0.75)	$(0.56)
Weighted average common shares outstanding, basic and diluted	14,538,864	14,438,405
Comprehensive loss:
Net loss	$(10,862)	$(8,136)
Foreign currency translation adjustment	47	(11)
Comprehensive loss	$(10,815)	$(8,147)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2022	14,529,577	$15	$250,064	$(52)	$(229,929)	$20,098
Vesting of common stock previously subject to repurchase	27	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	40,062	—	7	—	—	7
Shares withheld for employee taxes	(12,918)	—	(153)	—	—	(153)
Foreign currency translation adjustment	—	—	—	47	—	47
Stock‑based compensation expense	—	—	901	—	—	901
Net loss	—	—	—	—	(10,862)	(10,862)
Balance at March 31, 2022	14,556,748	$15	$250,819	$(5)	$(240,791)	$10,038

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2021	14,437,107	$14	$245,736	$(71)	$(196,653)	$49,026
Vesting of common stock previously subject to repurchase	46	—	—	—	—	—
Exercise of stock options	3,122	—	36	—	—	36
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock‑based compensation expense	—	—	694	—	—	694
Reclassification of liability-classified stock-based compensation awards	—	—	82	—	—	82
Net loss	—	—	—	—	(8,136)	(8,136)
Balance at March 31, 2021	14,440,275	$14	$246,548	$(82)	$(204,789)	$41,691

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,862)	$(8,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	78	64
Noncash interest expense	178	156
Amortization of intangible assets	76	76
Net changes in operating lease ROU assets and liabilities	(8)	—
Inventory excess and obsolescence charge	845	582
Stock‑based compensation expense	901	694
Change in operating assets and liabilities:
Accounts receivable, net	(85)	(112)
Inventory	(3,505)	(1,360)
Prepaid expenses and other assets	497	349
Accounts payable	3,274	312
Accrued expenses and other current and long-term liabilities	(1,920)	(1,193)
Foreign currency remeasurement loss (gain)	101	(17)
Net cash used in operating activities	(10,430)	(8,585)
Cash flows from investing activities:
Purchase of property and equipment	(336)	(22)
Net cash used in investing activities	(336)	(22)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	36
Payment of withholding taxes related to stock-based compensation to employees	(153)	—
Net cash (used in) provided by financing activities	(146)	36
Effect of exchange rate on cash and cash equivalents	(3)	6
Net decrease in cash and cash equivalents	(10,915)	(8,565)
Cash and cash equivalents, beginning of period	43,931	74,394
Cash and cash equivalents, end of period	$33,016	$65,829
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$733	$733
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable	$16	$—
Reclassification of liability-classified stock-based compensation awards to equity-classified	$—	$82
Operating lease ROU asset exchanged for operating lease liabilities	$1,374	$—
Tenant improvement and deferred rent reclassified to operating lease liabilities	$380	$—
Operating lease liabilities assumed for operating lease ROU assets	$(1,754)	$—

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is a commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. OviTex Reinforced Tissue Matrix (“OviTex”), the Company’s first portfolio of products, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), the Company’s second portfolio of products, addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

The Company has been impacted by the pandemic resulting from the novel coronavirus and the disease it causes, including variants thereof (“COVID-19”). To date, among other impacts on the Company’s business related to the pandemic, physicians and their patients are required by state mandates, or are choosing to, defer elective surgery procedures in which the Company’s products otherwise would be used. There remains uncertainty and lack of visibility regarding the Company’s near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the ongoing COVID-19 pandemic. While certain regions are experiencing a reduction in COVID-19 cases and a relaxing of governmental restrictions, at this time, the full extent of the impact of the ongoing COVID-19 pandemic on the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing capability, supply chain integrity, staffing availability, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to mitigate the spread of or treat COVID-19, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $240.8 million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of COVID-19 and the emergence of any variants, on the business, ongoing economic uncertainty, including as a result of geopolitical factors such as hostilities and the conflict between Russia and Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

A significant portion of the Company’s revenue is generated from product shipped to a customer or from consigned inventory maintained at hospitals. Revenue from the sale of consigned products is recognized when control is transferred to the customer, which occurs at the time the product is used in a surgical procedure. For product that is not held on consignment, the Company recognizes revenue when control transfers to the customer which occurs at the time the product is shipped or delivered. For all of the Company’s customer contracts, the only identified performance obligation is providing the product to the customer.

Revenue is recognized at the estimated net sales price which includes estimates of variable consideration. The Company enters into contracts with certain third-party payors for the payment of rebates with respect to the utilization of its products. These rebates are based on contractual percentages. The Company estimates and records these rebates in the same period the related revenue is recognized, resulting in a reduction of product revenue.

Payment terms with customers do not exceed one year and, therefore, the Company does not account for a financing component in these arrangements. There are no incremental costs of obtaining a contract that would rise to or enhance an asset other than product costs, which are a component of inventory. The Company expenses incremental costs of obtaining a contract with a customer (e.g., sales commissions) when incurred as the period of benefit is less than one year. Fees charged to customers for shipping are recognized as revenue.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended March 31,
	2022	2021
OviTex	$5,661	$4,667
OviTex PRS	2,548	1,210
Other	22	—
Total revenue	$8,231	$5,877

Sales outside of the United States were immaterial for the three months ended March 31, 2022 and 2021.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. Due to the related-party relationship of the credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”) (Note 6), it is impractical to determine the fair value of the debt.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Cash equivalents – money market fund	$31,396	$—	$—

December 31, 2021:
Cash equivalents – money market fund	$41,396	$—	$—

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Net loss per common share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the reporting period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted net loss per common share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they would be antidilutive.

	Three months ended March 31,
	2022	2021
Stock options (including shares subject to repurchase)	1,886,083	1,634,458
Unvested restricted stock units	294,130	185,877
Common stock warrants	88,556	88,556
Total	2,268,769	1,908,891

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”) which requires a lessee to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective transition method and elected the transition practical expedients to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the date of application.

(4) Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease (the “Malvern Lease”). The Malvern Lease, which was concluded to be an operating lease, was amended in December 2020 to extend the term of the lease from May 2021 to May 2028. The Malvern Lease has annual scheduled payment increases and provides the Company a renewal option for an additional term of 60 months at the end of the lease term. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As the Company is not reasonably certain to exercise the renewal option, the additional 60-month term has been excluded.

On January 1, 2022 and upon adoption of ASU 2016-02, the Company recorded an operating lease liability of $1.8 million and an operating lease ROU asset of $1.4 million related to the Malvern Lease. The Company also eliminated approximately $0.4 million of deferred rent and tenant allowance liabilities as of December 31, 2021 as these components are reflected in the operating lease ROU asset.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Operating lease leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the lease term. The tenant allowance was historically amortized over the initial, non-cancelable term of the Malvern Lease.

The Company's lease does not provide an implicit rate, and therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used an incremental borrowing rate of 9.75% to discount the Malvern Lease payments included in the operating lease liabilities recognized upon adoption of ASU 2016-02.

The Company recognized $0.1 million of lease cost during the three months ended March 31, 2022. Rent expense related to the Malvern Lease was de minimis for the three months ended March 31, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for the three months ended March 31, 2022, and this amount is included in operating activities in the consolidated statements of cash flows. As of March 31, 2022, the remaining lease term for the Malvern Lease is 6.2 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of March 31, 2022 (in thousands):

2023	$349
2024	360
2025	368
2026	377
2027	386
Thereafter	460
Total undiscounted future minimum lease payments	$2,300
Less imputed interest	(589)
Total operating lease liabilities	$1,711

At December 31, 2021, the Company’s future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2022 through 2026 and thereafter were as follows: $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively.

As of March 31, 2022, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.4 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and related benefits	$3,013	$4,976
Third-party and professional fees	2,245	2,233
Amounts due to Aroa	835	842
Current portion of operating lease liabilities	347	—
Research and development expenses	92	31
Other	51	79
Total accrued expenses and other current liabilities	$6,583	$8,161

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
OrbiMed Term Loan (related party)	$30,000	$30,000
End of term charge	3,000	3,000
Unamortized end of term charge and issuance costs	(1,331)	(1,509)
Long-term debt with related party	$31,669	$31,491

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

Pursuant to the OrbiMed Credit Facility, the Company provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by the Company. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by the Company. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (vi) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person events, (xi) regulatory matters, and (xii) and key contracts. In addition, the Company must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, the Company may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

The OrbiMed Term Loan matures on November 16, 2023 and bears interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0%. At March 31, 2022, the interest rate was 9.75%. The Company is required to make 60 monthly interest payments beginning on November 30, 2018, with the entire principal payment due at maturity. The OrbiMed Term Loans have a prepayment penalty equal to 10.0% of the prepaid principal amount prior to the second anniversary of the Term Loans, 5.0% of the prepaid principal amount after the second anniversary but prior to the third anniversary and 2.5% of the prepaid principal amount after the third anniversary. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 10.0% of all principal borrowings (the “End of Term Charge”) and an administration fee equal to $10,000 on the last day of each quarter until all obligations have been paid in full. In conjunction with the closing of the OrbiMed Term Loans, the Company incurred $0.3 million of third-party and lender fees, which along with the End of Term charge of $3.0 million were recorded as debt issuance costs, and are being recognized as interest expense over the term of the loan using the effective-interest method. Interest expense associated with the OrbiMed Credit Facility recorded for both the three months ended March 31, 2022 and 2021, was $0.9 million, of which $0.2 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the three months ended March 31, 2022.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2022:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At March 31, 2022, 1,025,115 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2022	2021
Sales and marketing	$307	$184
General and administrative	464	366
Research and development	130	144
Total stock‑based compensation	$901	$694

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2022	1,706,409	$11.88
Granted	239,175	11.83
Exercised	(1,154)	6.21
Canceled/forfeited	(58,349)	13.34
Outstanding at March 31, 2022	1,886,081	$11.84	7.63
Vested and expected to vest at March 31, 2022	1,823,043	$11.79	7.58
Exercisable at March 31, 2022	955,734	$10.46	6.41

Included in outstanding options at March 31, 2022, were 207,800 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At March 31, 2022, the aggregate intrinsic value of both outstanding options and exercisable options was $2.4 million.

The 2012 Stock Incentive Plan provided the holders of stock options an election to early exercise prior to vesting. The Company has the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At March 31, 2022, an immaterial amount of proceeds from early exercised options were recognized as a current liability in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2022	29
Vested	(27)
Unvested balance at March 31, 2022	2

The weighted average grant-date fair value per share of options granted was $7.38 during the three months ended March 31, 2022. The aggregate intrinsic value of options exercised was $7,000 for the three months ended March 31, 2022, respectively. At March 31, 2022, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $6.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Expected volatility – Due to the Company’s limited operating history and lack of sufficient company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers, including the Company, whose share prices are publicly available.

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Three months ended
March 31, 2022
Expected dividend yield	—
Expected volatility	67.4%
Risk‑free interest rate	1.92%
Expected term (in years)	6.25

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) vest based on the terms in each award agreement and generally vest over four years. The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2022	163,043
Granted	170,315
Vested	(38,908)
Canceled/forfeited	(320)
Outstanding at March 31, 2022	294,130

The weighted average grant-date fair value per RSU granted was $11.81 during the three months ended March 31, 2022. The aggregate intrinsic value of RSUs outstanding was $3.4 million at March 31, 2022. The total unrecognized compensation expense at March 31, 2022 related to RSUs was $3.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.5 years.

(9) Related-Party Transactions

On November 16, 2018, the Company entered into a senior secured term loan facility with OrbiMed, an entity affiliated with an owner of a material amount of the Company’s outstanding voting securities. The terms of the debt and related components are described in more detail in Note 6.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 23, 2022. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We began commercialization of our OviTex products in the United States in July 2016. Our OviTex portfolio consists of multiple products for hernia repair and abdominal wall reconstruction, inguinal hernia repair and hiatal hernia repair. In addition, to address the significant increase in the number of robotic-assisted hernia repairs over the last several years, we have designed an OviTex product line for use in laparoscopic and robotic-assisted surgery (“OviTex LPR”), which we began commercializing in November 2018.

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

We market our products through a single direct sales force, predominantly in the United States augmented by distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of March 31, 2022, we had 53 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft tissue reconstruction procedures. Additionally, we believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.

We announced, in November 2021, that we entered into a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a medical technology company, granting us the exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash with XBIO® technology across the U.S. plastic reconstructive market. We commenced private label marketing of the solution for plastic surgery in early 2022. Next Science’s XBIO Technology delivers an advanced option for surgical infection control by addressing the biofilms that make bacteria more resistant to traditional antimicrobial agents, disinfectants and host immune defenses. We believe the infection control solution will expand our service offerings and diversify our supplier base as we continue to create a soft-tissue restoration portfolio.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $2.4 million, or 40%, from $5.9 million for the three months ended March 31, 2021 to $8.2 million for the three months ended March 31, 2022. Our net loss increased by $2.7 million, or 34%, from $8.1 million for the three months ended March 31, 2021 to $10.9 million for the three months ended March 31, 2022. We have not been profitable since inception and as of March 31, 2022, we had an accumulated deficit of $240.8 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business, results of operations and commercial operations have been impacted by the ongoing COVID-19 pandemic and the emergence of variants of COVID-19. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: We believe our revenue was impacted during the first quarter of 2022, mostly in January and February 2022, due to the impact of COVID-19 resurgences and lower surgical procedural volumes. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic on us, and the pace at which the economy recovers therefrom, cannot be determined at this time, particularly in light of recent surges and the continued emergence of new variants. Further, the reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems and reduce procedural volumes. We continue to work closely with our hospital and physician customers and suppliers to navigate through this unforeseen event while maintaining flexible operations to respond to the changing environment.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. As access to hospitals continues to evolve throughout this pandemic and vary from hospital to hospital and state to state, our sales team has continued to adapt to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training to supplement our in-person sales and marketing programs. We expect to continue to adapt our sales and marketing strategies as we continue to gain better visibility into the effects of the ongoing COVID-19 pandemic on our business. As Aroa is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have to date been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future because of the pandemic due to staffing shortages, production slowdowns or stoppages, travel and shipping restrictions or disruptions in delivery systems.
●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives in light of the ongoing COVID-19 pandemic, and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	Q1 2022 Results. During January and February, we experienced increased volatility in demand for our products as COVID-19 cases and hospitalizations increased. We saw improvement in our business during March. The timing, extent and continuation of any increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A material increase in COVID-19 cases in one or more locations, including as a result of the emergence of new variants of COVID-19, may result in an increase in COVID-19 hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	The perceived safety of COVID-19 vaccines and boosters, the speed of COVID-19 vaccine distribution and administration, the timing and extent to which the vaccination process will affect the progression of the virus, and the efficacy of such vaccines against the new variants of the virus.
o	Government vaccine mandates could affect our ability to retain or hire employees.
o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases in the number of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to unemployment or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases in a particular region spike or a new variant of COVID-19 emerges in such region, limiting the space and resources allocated to inpatient and outpatient elective procedures.

o	Hospitals may experience staffing shortages due to normal turnover and due to COVID-19, which could reduce the number of elective procedures that can be performed at hospitals with staffing shortages.
o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenues and make it difficult to accurately predict our inventory requirements.

We continue to closely monitor local, regional and global COVID-19 surges as well as new variants of the virus for an impact on procedures during the second quarter of 2022 and beyond.

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

Cost of Revenue (excluding amortization of intangible assets)

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, current royalties and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the later of (i) August 3, 2022, or (ii) the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what long-term effect, if any, the ongoing COVID-19 pandemic will have on product demand which could lead to additional charges to excess and obsolete inventory.

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

Research and Development Expenses

Research and development expenses consist primarily of product research, engineering, product development, regulatory compliance and clinical development. These expenses include salaries and related benefits, including stock-based compensation for employees focused on these efforts, consulting services, costs associated with our preclinical studies, costs incurred with our manufacturing partner under development agreements related to technology transfer, laboratory materials and supplies and an allocation of related facilities costs. We expense research and development costs as they are incurred.

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

Interest Expense

Interest expense consists of cash interest related to our credit facilities, non-cash interest attributable to the amortization of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other (Expense) Income

Other (expense) income consists primarily of miscellaneous tax expenses and foreign currency exchange gains and losses offset by income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$8,231	$5,877	$2,354	40%
Cost of revenue (excluding amortization of intangible assets)	3,156	2,336	820	35
Amortization of intangible assets	76	76	—	—
Gross profit	4,999	3,465	1,534	44
Gross margin	61%	59%
Operating expenses:
Sales and marketing	9,378	6,299	3,079	49
General and administrative	3,458	2,756	702	25
Research and development	2,007	1,679	328	20
Total operating expenses	14,843	10,734	4,109	38
Loss from operations	(9,844)	(7,269)	(2,575)	35
Other (expense) income:
Interest expense	(911)	(889)	(22)	2
Other (expense) income	(107)	22	(129)	(586)
Total other expense	(1,018)	(867)	(151)	17
Net loss	$(10,862)	$(8,136)	$(2,726)	34%

Revenue

Revenue increased by $2.4 million, or 40%, to $8.2 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, an increase in the average selling price for OviTex PRS, increased penetration within existing customer accounts and stronger international sales. During the three months ended March 31, 2022, we sold 2,042 units of OviTex as compared to 1,486 units of OviTex during the three months ended March 31, 2021, a 37% increase in unit sales volume. Additionally, we sold 471 units of OviTex PRS during the three months ended March 30, 2022 as compared to 270 units during the three months ended March 31, 2021, a 74% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million, or 35%, to $3.2 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021. The increase in cost of revenue for the three months ended March 31, 2022 was primarily the result of an increase in products purchased to support our higher unit sales and an increase in our excess and obsolete inventory adjustments.

Amortization of Intangible Assets

Amortization of intangible assets was $76,000 for both the three months ended March 31, 2022 and 2021.

Gross Margin

Gross margin increased to 61% for the three months ended March 31, 2022 from 59% for the three months ended March 31, 2021. The increase was primarily due to the decrease in the charge recognized for excess and obsolete inventory adjustments as a percentage of revenue for the three months ended March 31, 2022 as compared to the prior year period.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million, or 49%, to $9.4 million for the three months ended March 31, 2022 from $6.3 million for the three months ended March 31, 2021. The increase was primarily due to higher salaries, benefits and commission costs as a result of an expansion of our commercialization activities, higher travel and consulting expenses and additional employee-related costs due to the increase in headcount.

General and Administrative

General and administrative expenses increased by $0.7 million, or 25%, to $3.5 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021. The increase was primarily due to higher salaries and benefits and increased professional, consulting and legal expenses.

Research and Development

Research and development expenses increased by $0.3 million, or 20%, to $2.0 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. The increase was primarily due to higher salaries and benefits.

Interest Expense

Interest expense remained relatively flat and was $0.9 million for both the three months ended March 31, 2022 and 2021.

Other (Expense) Income

Other expense increased $0.1 million, or 586%, to expense of $0.1 million for the three months ended March 31, 2022 from $22,000 of income for the three months ended March 31, 2021. The increase was primarily due to an increase in miscellaneous taxes and lower interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash and cash equivalents of $33.0 million, working capital of $38.0 million and an accumulated deficit of $240.8 million. As of December 31, 2021, we had cash and cash equivalents of $43.9 million, working capital of $48.5 million and an accumulated deficit of $229.9 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2022, we had $30.0 million of borrowings outstanding under our credit facility (the “OrbiMed Credit Facility”) with OrbiMed Royalty Opportunities IP, LP (“OrbiMed”). The OrbiMed Credit Facility matures in November 2023 and requires that we maintain a minimum cash balance of $2.0 million.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the three months ended March 31, 2022. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic or other factors. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(10,430)	$(8,585)
Cash used in investing activities	(336)	(22)
Cash (used in) provided by financing activities	(146)	36
Effect of exchange rate on cash	(3)	6
Net decrease in cash and cash equivalents	$(10,915)	$(8,565)

Operating Activities

During the three months ended March 31, 2022, we used $10.4 million of cash in operating activities, resulting from our net loss of $10.9 million and the change in operating assets and liabilities of $1.6 million, offset by non-cash charges of $2.1 million. Our non-cash charges were comprised of stock-based compensation expense of $0.9 million, our excess and obsolete inventory charge of $0.8 million, noncash interest expense of $0.2 million and depreciation and amortization expense of $0.2 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and a decrease in accrued expenses and other current and long-term liabilities partially offset by an increase in accounts payable.

During the three months ended March 31, 2021, we used $8.6 million of cash in operating activities, resulting from our net loss of $8.1 million and the change in operating assets and liabilities of $2.0 million, offset by non-cash charges of $1.6 million. Our non-cash charges were comprised of stock-based compensation expense of $0.7 million, our excess and obsolete inventory charge of $0.6 million, noncash interest expense of $0.2 million and depreciation and amortization expense of $0.1 million. The change in our operating assets was primarily related to an increase in our inventory and a decrease in accrued expenses and other current liabilities.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $0.3 million consisting of purchases of property and equipment.

During the three months ended March 31, 2021, cash provided by investing activities was $22,000, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $0.1 million, consisting primarily of the payment of withholding taxes related to stock-based compensation to employees.

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

Pursuant to the OrbiMed Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The OrbiMed Credit Facility contains a negative pledge on intellectual property owned by us. The OrbiMed Credit Facility also contains customary indemnification obligations and customary events of default, including, among other things, (i) non-payment, (ii) breach of warranty, (iii) non-performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (vi) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person events, (xi) regulatory matters, and (xii) key contracts. In addition, we must maintain a minimum cash balance of $2.0 million. If an event of default occurs under the OrbiMed Credit Facility, we may become obligated to immediately pay all outstanding principal and interest and all other due and unpaid obligations at the current rate in effect plus 3%.

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

Contractual Obligations and Commitments

As of March 31, 2022, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the OrbiMed Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.75% plus the greater of one-month LIBOR or 2.0%. As of March 31, 2022, LIBOR was below 1.0%. Therefore, a 1.0% increase in interest rates would not increase the annual interest payments.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2021 Annual Report, under the caption “Item 1A. Risk Factors.” There have been no material changes in our risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed herewith).
10.2	Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (filed herewith).
10.3	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (filed herewith).
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

TELA BIO, INC.

Date: May 11, 2022	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 11, 2022	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: May 11, 2022	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)