Form 10-Q
period 2022-09-30
TELA Bio, Inc.
filed 2022-11-10
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 19,159,145 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the full extent of the impact on our business from the pandemic resulting from the coronavirus and the disease it causes, including variants thereof (“COVID-19”), is highly uncertain and difficult to predict and it may continue to impact our business, results of operations and financial condition, including our revenue (resulting from deferrals of elective procedures using our products), expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, including compensation;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, the emergence of new variants of COVID-19, the availability of vaccinations for COVID-19 and new variants thereof, changes in the level of restrictions imposed by governmental authorities (and the resulting impact on the frequency of surgical procedures using our products), access to hospitals, labor and hospital staffing shortages, and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international customers and markets;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States, the European Union and the United Kingdom;
●	the performance of Aroa Biosurgery Ltd. (“Aroa”), our exclusive contract manufacturer, in connection with the production of our OviTex portfolio products and the development of future products within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;

●	regulatory developments in the United States and internationally;
●	the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, economic slowdown or recession, geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from our public offering of common stock or future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), our Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$54,226	$43,931
Accounts receivable, net	5,688	4,234
Inventory	12,138	7,658
Prepaid expenses and other assets	1,903	3,232
Total current assets	73,955	59,055
Property and equipment, net	1,748	1,186
Intangible assets, net	2,594	2,303
Right-of-use assets	1,266	—
Total assets	$79,563	$62,544

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,856	$2,414
Accrued expenses and other current liabilities	10,358	8,161
Total current liabilities	15,214	10,575
Long‑term debt	39,766	—
Long‑term debt with related party	—	31,491
Other long‑term liabilities	1,282	380
Total liabilities	56,262	42,446

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 19,159,145 and 14,529,606 shares issued and 19,159,145 and 14,529,577 shares outstanding at September 30, 2022 and December 31, 2021, respectively	19	15
Additional paid-in capital	287,266	250,064
Accumulated other comprehensive income (loss)	262	(52)
Accumulated deficit	(264,246)	(229,929)
Total stockholders’ equity	23,301	20,098
Total liabilities and stockholders’ equity	$79,563	$62,544

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$11,159	$7,654	$29,796	$21,089
Cost of revenue (excluding amortization of intangible assets)	3,745	2,976	10,219	7,707
Amortization of intangible assets	95	76	709	228
Gross profit	7,319	4,602	18,868	13,154
Operating expenses:
Sales and marketing	11,172	6,948	31,605	20,749
General and administrative	3,532	3,462	10,620	9,184
Research and development	2,102	1,409	6,211	5,018
Total operating expenses	16,806	11,819	48,436	34,951
Loss from operations	(9,487)	(7,217)	(29,568)	(21,797)
Other expense:
Interest expense	(1,032)	(922)	(2,877)	(2,675)
Loss on extinguishment of debt	—	—	(1,228)	—
Other expense	(195)	(127)	(644)	(185)
Total other expense	(1,227)	(1,049)	(4,749)	(2,860)
Net loss	$(10,714)	$(8,266)	$(34,317)	$(24,657)
Net loss per common share, basic and diluted	$(0.64)	$(0.57)	$(2.24)	$(1.71)
Weighted average common shares outstanding, basic and diluted	16,758,573	14,485,688	15,293,094	14,461,174
Comprehensive loss:
Net loss	$(10,714)	$(8,266)	$(34,317)	$(24,657)
Foreign currency translation adjustment	133	38	314	28
Comprehensive loss	$(10,581)	$(8,228)	$(34,003)	$(24,629)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2022	14,557,560	$15	$251,846	$129	$(253,532)	$(1,542)
Vesting of share-based awards and exercise of stock options	2,115	—	1	—	—	1
Shares withheld for employee taxes	(530)	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	133	—	133
Stock‑based compensation expense	—	—	1,027	—	—	1,027
Sale of common stock, net of underwriting discounts, commissions and offering costs	4,600,000	4	34,396	—	—	34,400
Net loss	—	—	—	—	(10,714)	(10,714)
Balance at September 30, 2022	19,159,145	$19	$287,266	$262	$(264,246)	$23,301

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2022	14,529,577	$15	$250,064	$(52)	$(229,929)	$20,098
Vesting of common stock previously subject to repurchase	29	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	42,987	—	13	—	—	13
Shares withheld for employee taxes	(13,448)	—	(157)	—	—	(157)
Foreign currency translation adjustment	—	—	—	314	—	314
Stock‑based compensation expense	—	—	2,950	—	—	2,950
Sale of common stock, net of underwriting discounts, commissions and offering costs	4,600,000	4	34,396	—	—	34,400
Net loss	—	—	—	—	(34,317)	(34,317)
Balance at September 30, 2022	19,159,145	$19	$287,266	$262	$(264,246)	$23,301

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

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,317)	$(24,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	271	170
Noncash interest expense	507	488
Noncash loss on extinguishment of debt	1,228	—
Amortization of intangible assets	709	228
Net changes in operating lease ROU assets and liabilities	(26)	—
Inventory excess and obsolescence charge	1,809	1,334
Stock‑based compensation expense	2,950	2,839
Change in operating assets and liabilities:
Accounts receivable, net	(1,531)	(896)
Inventory	(6,540)	(3,701)
Prepaid expenses and other assets	1,322	180
Accounts payable	2,291	1,586
Accrued expenses and other current and long-term liabilities	799	1,561
Foreign currency remeasurement loss	763	24
Net cash used in operating activities	(29,765)	(20,844)
Cash flows from investing activities:
Purchase of property and equipment	(826)	(338)
Net cash used in investing activities	(826)	(338)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	34,675	—
Proceeds from issuance of long‑term debt	40,000	—
Repayment of long‑term debt	(30,000)	—
Payment of debt financing costs	(3,460)	—
Proceeds from exercise of stock options	13	411
Payment of withholding taxes related to stock-based compensation to employees	(157)	—
Net cash provided by financing activities	41,071	411
Effect of exchange rate on cash and cash equivalents	(185)	13
Net increase (decrease) in cash and cash equivalents	10,295	(20,758)
Cash and cash equivalents, beginning of period	43,931	74,394
Cash and cash equivalents, end of period	$54,226	$53,636
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,370	$2,187
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$8	$97
Offering costs in accounts payable and accrued expenses and other current liabilities	$275	$—
Reclassification of liability-classified stock-based compensation awards to equity-classified	$—	$82
Intangible asset in accrued expenses and other liabilities	$1,000	$—
Operating lease ROU asset exchanged for operating lease liabilities	$1,376	$—
Tenant improvement and deferred rent reclassified to operating lease liabilities	$380	$—
Operating lease liabilities assumed for operating lease ROU assets	$1,756	$—

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

The Company has been impacted by the pandemic resulting from the coronavirus and the disease it causes, including variants thereof (“COVID-19”). To date, among other impacts on the Company’s business related to the pandemic, physicians and their patients have been required by state mandates, or have chosen or are still choosing to, defer elective surgery procedures in which the Company’s products otherwise would be used. There remains uncertainty and lack of visibility regarding the Company’s near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic and its effects on the frequency of surgical procedures using the Company’s products, including through reduced patient access to hospitals, labor and hospital staffing shortages, and other similar actions taken to address COVID-19. Although the Company continues to monitor developments related to COVID-19, the full extent of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing capability, supply chain integrity, staffing availability, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain. This includes new information that may emerge concerning COVID-19, the actions taken to mitigate the spread of or treat COVID-19, or to address challenges related to or arising from the COVID-19 pandemic, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $264.2 million as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of COVID-19 and the emergence of any variants thereof on the business, ongoing economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, geopolitical factors such as the conflict between Russia and Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the United States as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
OviTex	$7,839	$6,072	$20,528	$16,500
OviTex PRS	3,287	1,582	9,188	4,589
Other	33	—	80	—
Total revenue	$11,159	$7,654	$29,796	$21,089

Sales outside of the United States were immaterial for the three and nine months ended September 30, 2022 and 2021.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Cash equivalents – money market fund	$50,677	$—	$—

December 31, 2021:
Cash equivalents – money market fund	$41,396	$—	$—

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

	Three and nine months ended September 30,
	2022	2021
Stock options (including shares subject to repurchase)	2,009,189	1,708,601
Unvested restricted stock units	306,722	163,978
Common stock warrants	88,556	88,556
Total	2,404,467	1,961,135

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

On January 1, 2022 and upon adoption of ASU 2016-02, the Company recorded an operating lease liability of $1.8 million and an operating lease ROU asset of $1.4 million related to the Malvern Lease. The Company also eliminated approximately $0.4 million of deferred rent and tenant allowance liabilities as of January 1, 2022 as these components are reflected in the operating lease ROU asset.

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

The Company recognized $0.1 million and $0.2 million of lease cost during the three and nine months ended September 30, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, and this amount is included in operating activities in the consolidated statements of cash flows. As of September 30, 2022, the remaining lease term for the Malvern Lease is 5.7 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of September 30, 2022 (in thousands):

Remainder of 2022	$88
2023	358
2024	366
2025	375
2026	383
2027	392
Thereafter	165
Total undiscounted future minimum lease payments	$2,127
Less imputed interest	(507)
Total operating lease liabilities	$1,620

At December 31, 2021, the Company’s future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2022 through 2026 and thereafter were as follows: $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively.

As of September 30, 2022, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.3 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and related benefits	$5,126	$4,976
Third-party and professional fees	2,431	2,233
Amounts due to contract manufacturer	2,248	842
Current portion of operating lease liabilities	338	—
Research and development expenses	90	31
Other	125	79
Total accrued expenses and other current liabilities	$10,358	$8,161

The Company has a License, Product Development, and Supplier Agreement with its contract manufacturer which requires payments upon the achievement of certain cumulative product sales. In June 2022, it became probable that the Company would achieve the sales milestones in the European territory, and as such, the Company recorded a liability of $1.0 million included in amounts due to contract manufacturer above and a corresponding developed technology right intangible asset.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
MidCap Term Loan	$40,000	$—
OrbiMed Term Loan (related party)	—	30,000
End of term charge	2,000	3,000
Unamortized end of term charge and issuance costs	(2,234)	(1,509)
Long-term debt	$39,766	$31,491

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the nine months ended September 30, 2022 was $1.4 million, of which $0.2 million was related to the amortization of debt issuance costs.

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

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the nine months ended September 30, 2022. Interest expense associated with the OrbiMed Credit Facility recorded for the nine months ended September 30, 2022, was $1.5 million, of which $0.3 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the nine months ended September 30, 2021, was $2.7 million, of which $0.5 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Sales Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Sales Agent. No sales were made under the Equity Agreement during the nine months ended September 30, 2022.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2022:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At September 30, 2022, 989,491 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales and marketing	$353	$257	$1,000	$694
General and administrative	522	359	1,521	1,110
Research and development	152	117	429	1,035
Total stock‑based compensation	$1,027	$733	$2,950	$2,839

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2022	1,706,409	$11.88
Granted	380,360	10.44
Exercised	(2,204)	6.08
Canceled/forfeited	(75,376)	13.30
Outstanding at September 30, 2022	2,009,189	$11.57	7.32
Vested and expected to vest at September 30, 2022	1,956,285	$11.55	7.27
Exercisable at September 30, 2022	1,167,504	$10.99	6.32

Included in outstanding options at September 30, 2022, were 312,075 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At September 30, 2022, the aggregate intrinsic value of both outstanding options and exercisable options was $1.2 million.

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

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2022	29
Vested	(29)
Unvested balance at September 30, 2022	—

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The weighted average grant-date fair value per share of options granted was $6.61 during the nine months ended September 30, 2022. The aggregate intrinsic value of options exercised was $1,000 and $11,000 for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.4 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Nine months ended
September 30, 2022
Expected dividend yield	—
Expected volatility	68.9%
Risk‑free interest rate	2.28%
Expected term (in years)	6.19

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) vest based on the terms in each award agreement and generally vest over four years. The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2022	163,043
Granted	190,450
Vested	(40,783)
Canceled/forfeited	(5,988)
Outstanding at September 30, 2022	306,722

The weighted average grant-date fair value per RSU granted was $11.30 during the nine months ended September 30, 2022. The aggregate intrinsic value of RSUs outstanding was $2.6 million at September 30, 2022. The total unrecognized compensation expense at September 30, 2022 related to RSUs was $2.8 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Quarterly Report”), should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 23, 2022. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by Aroa Biosurgery Ltd. (“Aroa”), our exclusive contract manufacturer of these products. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”) were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced clinically meaningful improvements in their quality of life and perceived health.

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

We market our products through a single direct sales force, predominantly in the United States, as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of September 30, 2022, we had 64 sales territories in the United States. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional account managers, clinical development specialists and administrative support staff to support and service new accounts for soft tissue reconstruction procedures. Additionally, we believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, leveraging digital channels to engage customers and utilizing engagement analytics to support development.

We announced, in November 2021, that we entered into a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a medical technology company, granting us the exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash with XBIO® technology across the U.S. plastic reconstructive market. We commenced private label marketing of the solution for plastic surgery in early 2022. Next Science’s XBIO Technology delivers an advanced option for surgical infection control. We believe that an infection control solution will expand our service offerings and diversify our supplier base as we continue to create a soft-tissue restoration portfolio.

We are currently devoting research and development resources to develop additional versions of our OviTex hernia product lines, including self-adhering technology to further enhance product compatibility in robotic procedures, as well as additional versions of our OviTex PRS product lines. We are also working to develop new product features and designs for both our existing OviTex and OviTex PRS products. Additionally, we are exploring new packaging technology to increase the shelf life of our OviTex and OviTex PRS products. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment of single digit royalties or other product acquisition costs.

Our OviTex products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We maintain our Aroa License for the exclusive supply of ovine rumen and manufacture of our reinforced tissue matrices under which we purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost savings to our customers.

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $3.5 million, or 46%, from $7.7 million for the three months ended September 30, 2021 to $11.2 million for the three months ended September 30, 2022 and by $8.7 million, or 41%, from $21.1 million for the nine months ended September 30, 2021 to $29.8 million for the nine months ended September 30, 2022. Our net loss increased by $2.4 million, or 30%, from $8.3 million for the three months ended September 30, 2021 to $10.7 million for the three months ended September 30, 2022 and by $9.7 million, or 39%, from $24.7 million for the nine months ended September 30, 2021 to $34.3 million for the nine months ended September 30, 2022. We have not been profitable since inception and as of September 30, 2022, we had an accumulated deficit of $264.2 million. We expect to incur losses for the foreseeable future.

Business Update Regarding COVID-19

Our business, results of operations and commercial operations have been impacted by the COVID-19 pandemic and the emergence of variants of COVID-19, and their broader effects on hospitals and other surgical settings in which we sell our products. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our customers, and their patients while maintaining operations to support our customers and their patients in the near-term. These developments include:

●	Surgery Deferrals: We believe our revenue was impacted during the nine months ended September 30, 2022 due to the impact of COVID-19 resurgences and lower surgical procedural volumes. The extent of future elective surgery deferrals and the timing and extent of the economic impact of the pandemic on us, and the pace at which the economy recovers therefrom, cannot be determined at this time, particularly in light of recent trends relating to the impact of COVID-19 and its effects on labor and hospital staffing. Further, the allocation of hospital resources to treat COVID-19, to address staffing shortages, and to prioritize non-elective procedures, and other labor and financial strain on healthcare systems may continue to reduce procedural volumes. We continue to work closely with our hospital and physician customers and suppliers to navigate through this uncertainty while maintaining flexible operations to respond to the changing environment.
●	Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the COVID-19 pandemic. As access to hospitals continues to evolve throughout this pandemic and vary from hospital to hospital and state to state, our sales team has continued to adapt to changing conditions within their regions. Most of our sales professionals have used a virtual selling program, which includes virtual sales calls with physicians, peer-to-peer discussions with key opinion leaders, physician webinars and sales professional training to supplement our in-person sales and marketing programs. We expect to continue to adapt our sales and marketing strategies as we continue to gain better visibility into the effects of the COVID-19 pandemic on our business. Since our contract manufacturer is located and headquartered in Auckland, New Zealand, where COVID-19 mitigation efforts have to date been effective, our manufacturing and supply chain has largely been uninterrupted. However, it could be disrupted in the future due to staffing shortages, production slowdowns or stoppages, travel and shipping restrictions or disruptions in delivery systems related to COVID-19 or other geopolitical events.
●	Product Development: We continue to evaluate the timing and scope of planned next generation product development and commercialization initiatives in light of the COVID-19 pandemic, and we plan to continue to prioritize and invest in our critical R&D and clinical programs.

●	2022 Results. During January and February, we experienced increased volatility in demand for our products as COVID-19 cases and hospitalizations increased. We saw improvement in our business during the second quarter of 2022 but then saw some softening in June that continued into the third quarter of 2022. We continue to monitor the potential impact from the emergence of the Omicron BA.4 and BA.5 variants and labor and hospital staffing levels on procedural volumes and ultimately on our results. The timing, extent and continuation of any increase in procedures, any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures being performed, remain uncertain and are subject to a variety of factors, including:
o	A significant increase in COVID-19 cases in one or more locations, including as a result of the emergence of new variants of COVID-19, may result in an increase in COVID-19 hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
o	The perceived safety of COVID-19 vaccines and boosters, the speed of COVID-19 vaccine distribution and administration, the timing and extent to which the vaccination process will affect the progression of the virus, and the efficacy of such vaccines against the new variants of the virus.
o	Government vaccine mandates could affect our ability to retain or hire employees.

o	Government restrictions on elective procedures may change over time and may vary in different geographic locations due to localized increases or decreases in the number of COVID-19 cases.
o	Patients electing to defer or avoid treatment for elective procedures due to concerns about being exposed to COVID-19, loss of employer-sponsored health insurance related to unemployment or other reasons.
o	Hospitals may reserve increased space, personal protective equipment and staff for potential COVID-19 patients, especially if the number of COVID-19 cases in a particular region spike or a new variant of COVID-19 emerges in such region, limiting the space and resources allocated to inpatient and outpatient elective procedures.
o	Hospitals may experience staffing shortages due to normal turnover and due to COVID-19 and its effects, which could reduce the number of elective procedures that can be performed at hospitals with staffing shortages.
o	Hospitals may continue to preserve cash and may not immediately replenish their inventories of our products, which would impact our future sales and revenues and make it difficult to accurately predict our inventory requirements.

We continue to closely monitor local, regional and global COVID-19 surges as well as new variants of the virus for an impact on procedures during the fourth quarter of 2022 and beyond.

●	Outlook. There remains uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic and its effects on the frequency of surgical procedures using our products, including through reduced patient access to hospitals, labor and hospital staffing shortages, and other similar actions taken to address COVID-19. While the Company continues to monitor the effects of COVID-19, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain, such as the potential development of new variants of COVID-19, the efficacy of existing vaccines against new variants of COVID-19, the future geographic scope of COVID-19, and the actions of governments and hospital systems to address the continuing challenges that arose in light of the COVID-19 pandemic.

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

Cost of Revenue (excluding amortization of intangible assets)

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, current royalties and costs related to shipping. We purchase product from our contract manufacturer, Aroa, at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic will have on product demand which could lead to additional charges to excess and obsolete inventory.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our products, along with the salaries and related benefits, including sales commissions and stock-based compensation for employees focused on these efforts. Other significant sales and marketing expenses include costs incurred with post-market clinical studies, conferences and trade shows, promotional and marketing activities, as well as travel and training expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three months ended September 30,		Change
	2022	2021	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$11,159	$7,654	$3,505	46%
Cost of revenue (excluding amortization of intangible assets)	3,745	2,976	769	26
Amortization of intangible assets	95	76	19	25
Gross profit	7,319	4,602	2,717	59
Gross margin	66%	60%
Operating expenses:
Sales and marketing	11,172	6,948	4,224	61
General and administrative	3,532	3,462	70	2
Research and development	2,102	1,409	693	49
Total operating expenses	16,806	11,819	4,987	42
Loss from operations	(9,487)	(7,217)	(2,270)	31
Other expense:
Interest expense	(1,032)	(922)	(110)	12
Other expense	(195)	(127)	(68)	54
Total other expense	(1,227)	(1,049)	(178)	17
Net loss	$(10,714)	$(8,266)	$(2,448)	30%

Revenue

Revenue increased by $3.5 million, or 46%, to $11.2 million for the three months ended September 30, 2022 from $7.7 million for the three months ended September 30, 2021. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, increased penetration within existing customer accounts and stronger international sales. During the three months ended September 30, 2022, we sold 2,631 units of OviTex as compared to 1,991 units of OviTex during the three months ended September 30, 2021, a 32% increase in unit sales volume. Additionally, we sold 618 units of OviTex PRS during the three months ended September 30, 2022 as compared to 302 units during the three months ended September 30, 2021, a 105% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million, or 26%, to $3.7 million for the three months ended September 30, 2022 from $3.0 million for the three months ended September 30, 2021. The increase in cost of revenue for the three months ended September 30, 2022 was primarily the result of an increase in products purchased from our contract manufacturer to support our higher unit sales volume.

Amortization of Intangible Assets

Amortization of intangible assets increased by $19,000, or 25% to $95,000 for the three months ended September 30, 2022 from $76,000 for the three months ended September 30, 2021. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in the increase in amortization.

Gross Margin

Gross margin increased to 66% for the three months ended September 30, 2022 from 60% for the three months ended September 30, 2021. The increase was primarily due to a lower provision for excess and obsolete inventory.

Sales and Marketing

Sales and marketing expenses increased by $4.2 million, or 61%, to $11.2 million for the three months ended September 30, 2022 from $6.9 million for the three months ended September 30, 2021. The increase was primarily due to higher salaries, benefits and commission costs as a result of an expansion of our commercialization activities, higher travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses remained at $3.5 million for both the three months ended September 30, 2022 and 2021.

Research and Development

Research and development expenses increased by $0.7 million, or 49%, to $2.1 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021. The increase was primarily due to higher salaries and benefits due to an increase in headcount and consulting and study costs.

Interest Expense

Interest expense increased by $0.1 million, or 12%, to $1.0 million for the three months ended September 30, 2022 from $0.9 million for the three months ended September 30, 2021 as the term loan amount outstanding increased under the MidCap Credit Agreement, which offset the lower interest rate also from the MidCap Credit Agreement.

Other Expense

Other expense increased $68,000, or 54%, to $0.2 million for the three months ended September 30, 2022 from $0.1 million for the three months ended September 30, 2021. The increase was primarily due to foreign currency translation adjustments, which offset an increase in interest income.

Comparison of the Nine months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$29,796	$21,089	$8,707	41%
Cost of revenue (excluding amortization of intangible assets)	10,219	7,707	2,512	33
Amortization of intangible assets	709	228	481	211
Gross profit	18,868	13,154	5,714	43
Gross margin	63%	62%
Operating expenses:
Sales and marketing	31,605	20,749	10,856	52
General and administrative	10,620	9,184	1,436	16
Research and development	6,211	5,018	1,193	24
Total operating expenses	48,436	34,951	13,485	39
Loss from operations	(29,568)	(21,797)	(7,771)	36
Other expense:
Interest expense	(2,877)	(2,675)	(202)	8
Loss on extinguishment of debt	(1,228)	—	(1,228)	—
Other expense	(644)	(185)	(459)	248
Total other expense	(4,749)	(2,860)	(1,889)	66
Net loss	$(34,317)	$(24,657)	$(9,660)	39%

Revenue

Revenue increased by $8.7 million, or 41%, to $29.8 million for the nine months ended September 30, 2022 from $21.1 million for the nine months ended September 30, 2021. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, increased penetration within existing customer accounts and stronger international sales. During the nine months ended September 30, 2022, we sold 7,096 units of OviTex as compared to 5,341 units of OviTex during the nine months ended September 30, 2021, a 33% increase in unit sales volume. Additionally, we sold 1,733 units of OviTex PRS during the nine months ended September 30, 2022 as compared to 909 units during the nine months ended September 30, 2021, a 91% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $2.5 million, or 33%, to $10.2 million for the nine months ended September 30, 2022 from $7.7 million for the nine months ended September 30, 2021. The increase in cost of revenue for the nine months ended September 30, 2022 was primarily the result of an increase in products purchased from our contract manufacturer to support our higher unit sales volume.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.5 million, or 211%, to $0.7 million for the nine months ended September 30, 2022 from $0.2 million for the nine months ended September 30, 2021. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in a cumulative amortization charge of $0.5 million.

Gross Margin

Gross margin increased to 63% for the nine months ended September 30, 2022 from 62% for the nine months ended September 30, 2021. The increase was primarily due to a to a lower provision for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $10.9 million, or 52%, to $31.6 million for the nine months ended September 30, 2022 from $20.7 million for the nine months ended September 30, 2021. The increase was primarily due to higher salaries, benefits and commission costs as a result of an expansion of our commercialization activities, higher travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $1.4 million, or 16%, to $10.6 million for the nine months ended September 30, 2022 from $9.2 million for the nine months ended September 30, 2021. The increase was primarily due to higher salaries and benefits due to an increase in headcount and increased professional, consulting and legal expenses.

Research and Development

Research and development expenses increased by $1.2 million, or 24%, to $6.2 million for the nine months ended September 30, 2022 from $5.0 million for the nine months ended September 30, 2021. The increase was primarily due to higher salaries and benefits due to an increase in headcount and consulting and study costs which offset a decrease in stock based compensation expense.

Interest Expense

Interest expense increased by $0.2 million, or 8%, to $2.9 million for the nine months ended September 30, 2022 from $2.7 million for the nine months ended September 30, 2021 as the term loan amount borrowed increased under our MidCap Credit Agreement which offset the lower interest rate also from the MidCap Credit Agreement.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the nine months ended September 30, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed in May. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Expense

Other expense increased $0.5 million, or 248%, to $0.6 million for the nine months ended September 30, 2022 from $0.2 million for the nine months ended September 30, 2021. The increase was primarily due to foreign currency translation adjustments, which offset an increase in interest income.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash and cash equivalents of $54.2 million, working capital of $58.7 million and an accumulated deficit of $264.2 million. As of December 31, 2021, we had cash and cash equivalents of $43.9 million, working capital of $48.5 million and an accumulated deficit of $229.9 million.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of September 30, 2022, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intends to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the nine months ended September 30, 2022. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(29,765)	$(20,844)
Cash used in investing activities	(826)	(338)
Cash provided by financing activities	41,071	411
Effect of exchange rate on cash	(185)	13
Net increase (decrease) in cash and cash equivalents	$10,295	$(20,758)

Operating Activities

During the nine months ended September 30, 2022, we used $29.8 million of cash in operating activities, resulting from our net loss of $34.3 million and the change in operating assets and liabilities of $2.9 million, offset by non-cash charges of $7.4 million. Our non-cash charges were comprised of stock-based compensation expense of $3.0 million, our excess and obsolete inventory charge of $1.8 million, a loss on debt extinguishment of $1.2 million, depreciation and amortization expense of $1.0 million and noncash interest expense of $0.5 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and accounts receivable offset by increases in accounts payable and accrued expenses and other current and long-term liabilities.

During the nine months ended September 30, 2021, we used $20.8 million of cash in operating activities, resulting from our net loss of $24.7 million and the change in operating assets and liabilities of $1.2 million, offset by non-cash charges of $5.1 million. Our non-cash charges were comprised of stock-based compensation expense of $2.8 million, our excess and obsolete inventory charge of $1.3 million, noncash interest expense of $0.5 million and depreciation and amortization expense of $0.4 million. The change in our operating assets was primarily related to increases in our inventory and accounts receivable partially offset by increases in accounts payable and accrued expenses and other current and long-term liabilities.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $0.8 million consisting of purchases of property and equipment.

During the nine months ended September 30, 2021, cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $41.1 million, consisting primarily of $34.7 million in proceeds from an underwritten public offering, $40.0 million in proceeds received from the issuance of long-term debt offset by $30.0 million in repayments of long-term debt and $3.5 million in payments of issuance costs.

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

Contractual Obligations and Commitments

As of September 30, 2022, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our 2021 Annual Report have not materially changed.

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

As discussed above in the section entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.1 million increase to our interest expense for the nine months ended September 30, 2022.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2021 Annual Report, under the caption “Item 1A. Risk Factors.” There have been no material changes in our risk factors disclosed in our 2021 Annual Report.

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

TELA BIO, INC.

Date: November 10, 2022	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: November 10, 2022	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: November 10, 2022	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)