Form 10-K
period 2022-12-31
TELA Bio, Inc.
filed 2023-03-23
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $54.4 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2022.

As of March 16, 2023, the registrant had 19,216,821 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) for TELA Bio’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may, through our officers and other authorized representatives, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our communications with our stockholders.

Forward-looking statements are neither statements of historical facts nor assurances of future performance, but instead discuss the future of our business, operations, future financial performance, future financial condition, plans, anticipated growth strategies, anticipated or perceived trends in our business, the industry in which we operate or the broader economy, and other objectives of management. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would,” the negative of such terms, and other similar expressions although not all forward-looking statements contain these identifying words.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the ongoing and possible future effects arising from the COVID-19 pandemic, or other pandemics, epidemics or outbreaks of a contagious illness, and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and inflation, impacting our business, financial condition, results of operations and cash flows;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and the degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex portfolio products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to attract and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, economic slowdown or recession, banking instability, geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

You should refer to the section titled “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY RISK FACTORS

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties.

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
●	Macroeconomic conditions, including the ongoing response to the COVID-19 pandemic may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.
●	Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Risks Related to the Commercialization of our Products

●	To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex product line.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of our products for these uses.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.
●	Our long-term growth may depend on our ability to enhance our product offerings.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.
●	To successfully market and sell our products in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive contract manufacturer of our OviTex portfolio products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our products contain materials derived from animal sources and may become subject to additional regulation.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.
●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval (“PMA”), and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the U.S. Food and Drug Administration (“FDA”) for our OviTex and OviTex PRS products or other products we may commercialize in the future.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to renew existing or obtain additional contract positions with major group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of certain of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), which we first commercialized in the U.S. in July 2016, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.1 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.5 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. We recently launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias.

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been thirty published or presented works relating to these clinical findings, either by us or a third-party evaluating the OviTex product. Recently in October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”) were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study and other current clinical initiatives, we also commenced enrollment in May 2021 for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million.

Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue restoration portfolio, including through the development of complimentary solutions targeting surgical wound management and infection control. In January 2023, we announced an exclusive development and distribution partnership with Collagen Matrix, Inc. (“CMI”), pursuant to which we launched the commercialization of our NIVIS Fibrillar Collagen Pack, an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding. We also previously commercialized through a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a proprietary antimicrobial surgical wash in the U.S. plastic reconstructive market. We are assessing additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our OviTex portfolio products. In manufacturing the product, we use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2022, we had 67 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development. Additionally, we have contracted with three national GPOs covering our OviTex portfolio and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

Our business was directly impacted by the COVID-19 pandemic. We experienced volatility in demand for our products which primarily resulted from government and hospital restrictions, as well as patient health and safety concerns, decreasing the volume of elective procedures using our products. We saw improvement in our business during the second half of 2022 and anticipate that procedure volumes will continue to normalize to pre-pandemic levels; however, we continue to monitor the potential impact of COVID-19 on labor and hospital staffing levels, procedural volumes and ultimately on our financial results.

Our revenue for the years ended December 31, 2022 and 2021 was $41.4 million and $29.5 million, respectively, which represents an increase of $12.0 million, or 41% for the year ended December 31, 2022. Our net loss for the same time periods was $44.3 million and $33.3 million, respectively, which represents an increase of $11.0 million, or 33% for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $274.2 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

Market Opportunity

OviTex

Hernia repair is one of the most common surgeries performed in the U.S. There are an estimated 1.1 million hernia repairs annually in the U.S. including recurrences, which we categorize as approximately (i) 60,000 complex/moderate ventral hernia repairs and abdominal wall reconstructions, (ii) 345,000 simple ventral hernia repairs and (iii) 665,000 inguinal hernia repairs, and (iv) 40,000 hiatal hernia repairs.

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

Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million. Given the limitations of and lack of innovation in existing biologic matrices for plastic and reconstructive surgical procedures, we believe a significant market opportunity exists for our OviTex PRS portfolio products.

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

Many of these complications caused by permanent synthetic mesh require additional surgical intervention, including, explantation of the mesh or repair of hernia recurrence or of the abdominal wall. Based on longitudinal data from the Danish Hernia Database, in an analysis of approximately 2,900 patients who received a hernia repair using a permanent synthetic mesh, the observed rate of surgical intervention due to either recurrence or mesh-related complications at five years post operatively was approximately 17%. As a result of these complications and litigation involving these complications, the number of adverse events reported to the FDA for permanent synthetic mesh hernia repairs has risen from 1,484 in 2016, 3,220 in 2017, 9,887 in 2018 to 18,072 in 2019. Synthetic mesh products have been the subject of an increasing number of lawsuits with over 24,000 cases filed in federal and state courts across the U.S. as of September 2022.

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

The biologic material serves as the natural building block from which we can fabricate devices that meet specific clinical and surgical handling requirements. This material consists of an intact, minimally-processed extracellular matrix derived from ovine rumen, which is the forestomach of a sheep. Polymer fibers are interwoven through the layers of biologic material in unique embroidered patterns and contribute to approximately 5% of the overall device by mass. The interwoven polymer utilized can be either permanent, made from polypropylene, or resorbable, made from polyglycolic acid (“PGA”). The embroidering pattern varies between our OviTex and OviTex PRS portfolios to impart different biomechanical properties tailored for their respective intended clinical applications. Our OviTex products are designed with a lockstitch embroidery pattern that is sewn in a grid pattern to create a ripstop effect and minimize unraveling (when cut). Our OviTex PRS products are designed with a patented corner-lock stitch pattern designed to resist deformation and to control the degree and direction of stretching of the product.

Our capabilities in polymer science, biologics, textile engineering and analytical testing enable us to quickly design innovative products for development and manufacture. These competencies also allow our technical team to tailor the degree of stretch, direction of stretch, overall strength, handling properties, permeability, thickness, texture, size and shape of each reinforced tissue matrix to suit the needs of particular clinical applications and surgical techniques. This expertise has been utilized in the development of our OviTex and OviTex PRS products and is currently being leveraged in the development of our additional OviTex product pipeline seeking to enhance product features for various applications within our indications.

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

The graphics below illustrate the key features of our OviTex and OviTex PRS products:

OviTex

OviTex PRS

We believe the principal benefits of our reinforced tissue matrices are:

●	Reduced foreign body inflammatory response. The biologic material utilized in our reinforced tissue matrices is designed to minimize the body’s inflammatory response to the device. Our unique embroidered patterns create a macroporous grid within the biologic material. In our non-human primate study in which we compared our OviTex products to several commercially available synthetic mesh and biologic matrix products, at 24 weeks, our OviTex products demonstrated a minimal foreign body inflammatory response similar to that of biologic matrices, and less foreign body inflammatory response than all of the synthetic mesh tested.
●	Enhanced remodeling of soft-tissue and rate of healing. Our reinforced tissue matrices are constructed to provide increased surface area and permeability, allowing for rapid absorption of wound fluids and blood during implantation and enabling oxygen supply, cellular infiltration, migration, and repopulation for revascularization and functional tissue remodeling during healing. In our non-human primate comparative study, at 24 weeks the pattern of collagen formation in our OviTex products resembled connective tissue as opposed to the random fibers typical of scar tissue that were seen adjacent to the synthetic mesh. By contrast, the synthetic mesh showed no signs of remodeling of soft-tissue and exhibited a high level of mesh contraction.
●	Highly engineered biomechanical properties supported by clinical evidence. Our reinforced tissue matrices are reinforced with interwoven polymer fibers to provide mid-term and long-term support. The interwoven polymer increases the strength of our OviTex products by approximately 25% compared to the biologic material alone. When tensile forces are applied, this design allows for load sharing between the biologic material and the polymer during the remodeling process. Data from our strength testing demonstrated that our OviTex products meet or exceed that of published data from market-leading permanent and resorbable synthetic mesh. In our BRAVO study, the recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. Of the enrolled patients, 78%

were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). Based on this data, we believe that this recurrence rate is the lowest reported rate in any published study, including our biologic or resorbable synthetic mesh competitors. The addition of polymer to our reinforced tissue matrices allows each product to maintain its physiologic compliance properties, while resisting stretching and elongation. In our non-human primate comparative study, our OviTex devices best preserved their original shape, experiencing less contraction compared to biologic and synthetic mesh.
●	Enhanced surgeon handling and satisfaction. Each of our embroidery patterns was designed specifically to allow the surgeon to trim and shape the product while minimizing the potential for unraveling of the polymer. Based upon our survey of approximately 50 surgeons, our OviTex products conform readily to the contours of surgical sites and are easy to handle, trim, suture and tack in all surgical approaches. In addition, in our BRAVO study, 32 of the 92 enrolled subjects received minimally invasive surgery, of whom 12 received laparoscopic repair and 20 received robotic repair. Of the surgeons who performed minimally invasive surgery, all reported at the time of surgery that the product was easy or very easy to place. The average surgeon satisfaction with the product was 9.7/10 at 30 days for the minimally invasive cohort and remained consistent over 24 months of follow-up. We are also actively enrolling patients in our BRAVO II study, a prospective study evaluating robot-assisted ventral and inguinal hernia repairs with OviTex, including our OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent configurations. During the fourth quarter of 2022, 40% of reported cases using OviTex were performed robotically and 20% were completed laparoscopically, showing growing use of our OviTex product in these minimally invasive settings.
●	Lower upfront cost products. Our reinforced tissue matrices provide our customers with meaningful cost savings over leading competitive products across a range of clinical uses so that more patients can experience the benefits of an advanced biologic repair solution. We price our OviTex products competitively, and on average, our customers realize 20% to 40% cost savings over leading biologic matrices and resorbable synthetic mesh. Our OviTex PRS portfolio is priced below leading biologic matrices.

Our Strengths

We are focused on developing and commercializing a new category of tissue reinforcement materials for surgeons and patients that aim to address the shortcomings of existing products. We believe the following strengths will allow us to build our business and potentially increase our market penetration:

●	Innovative and broad portfolio of products. Our OviTex and OviTex PRS products are the only FDA-cleared products to incorporate polymer fibers interwoven through layers of biologic material in a lockstitch pattern creating an embroidered construction. The biologic matrix is derived from ovine rumen and utilizes a patented process to create a reinforced tissue matrix that is optimized for soft-tissue reconstruction. Our OviTex and OviTex PRS products are available in resorbable and permanent polymer versions in a variety of configurations and sizes. For example, our OviTex devices are currently available in sizes ranging from 4 × 8 cm to 25 × 40 cm, and our OviTex LPR devices are designed with specific thickness, handling properties and shapes optimized for use in laparoscopic and robotic-assisted surgery.
●	Disruptive technology supported by compelling pre-clinical and clinical evidence. OviTex product technology is supported by extensive pre-clinical research, including bench testing, in-vitro and in-vivo studies. These studies have demonstrated appropriate physiologic strength for the repair, compliance within the physiologic range of the human abdominal wall, retention of extracellular matrix proteins which may aid in tissue remodeling and porosity and permeability to promote fluid transfer. Our in-vivo non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to pure biologic matrices, as well as lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh. This preclinical data is supported by our compelling clinical evidence showing the safety and efficacy of our OviTex products in published data on over 1,000 hernia patients.
●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will continue to drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we further commercialize our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix scaffolds derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of these ovine rumen scaffolds together, sewing in an anti-adhesive layer into a scaffold, and adding unique patterns sewn or embroidered into these scaffolds using different polymers to impart reinforcing strength. Our portfolio also includes patents covering implants with gripping strands, and implants with multivesicular liposomes that may be used to deliver drugs. Through the Aroa License and our issued or allowed patents and patent applications, we have a broad portfolio of intellectual property that is leveraged in all of our reinforced tissue matrix products. In addition, we believe that the trade secrets developed with Aroa create additional barriers to entry.
●	Highly accomplished executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, OraSure Technologies, Inc., LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft-tissue reconstruction products. The key elements of our strategy include:

●	Expand our U.S. commercial organization to support our growth. We sell our products through a single direct sales organization in the U.S. As of December 31, 2022, we had 67 sales territories in the U.S. which are supported by 123 employees in our U.S. based commercial organization. We plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. We plan to continue to drive awareness of our products through in-person and virtual versions of these programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and help drive utilization of our products within associated hospitals and healthcare systems. To date, we have contracted with three national GPOs covering our OviTex and OviTex PRS products. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. In our BRAVO study, the recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). Our analysis of patients in the BRAVO study reaching 24-month follow-up was published in the Annals of Medicine and Surgery in October 2022. We have begun our next post-market prospective study, BRAVO II, which evaluates OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent in the robotic repair of ventral and inguinal hernias over 24 months.
●	Advance our portfolio of reinforced tissue matrices with the introduction of new product features and designs. We plan to continue to expand our product offerings and the treatment capabilities of our products to address a broader patient base within soft-tissue reconstruction. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.

●	Expand our service offerings and diversify our supplier base to create a broader soft tissue preservation and restoration portfolio. We plan to continue assessing internal development strategies and strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new soft tissue preservation and restoration products complimentary to, or related to, existing and future products in our distribution channel. For example, in January 2023, we announced the commercial launch of our NIVIS Fibrillar Collagen Pack, an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding. Similarly, we continue to evaluate additional product opportunities that address patient health and unmet needs within the indications in which we operate.

Our Products

Our Technology Platform

Our advanced reinforced tissue matrix technology consists of multiple layers of minimally-processed, decellularized extracellular matrix derived from ovine rumen with interwoven polymer fibers in a unique embroidered pattern. The extracellular matrix is the collagen component of the rumen that is retained following removal of the epithelium, muscle and cellular content, and has an optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. These thin, strong layers of ovine rumen are plentiful in supply and serve as building blocks from which we can construct multilayered devices to customize products to adapt to clinical needs and surgeon preferences. The layers of extracellular matrix provide a high degree of surface area for tissue remodeling. We strengthen these reinforced tissue matrix layers with interwoven polymers, that are either permanent (polypropylene), or resorbable (PGA). These polymers were selected because they are well characterized suture materials with a history of significant clinical use and recognized safety profiles. Polypropylene has a high tensile strength and a low inflammatory response in small quantities. PGA is the fastest resorbing polymer and within three months it tends to be fully absorbed into the body.

Our highly specialized and customizable textile engineering capability allows us to tailor the degree and direction of stretch, overall strength, handling properties, permeability, thickness, texture, size and shape of each reinforced tissue matrix to suit the needs of particular clinical applications and surgical techniques. Our textile engineering utilizes a computer-controlled fabrication method that is scalable, reproducible, efficient and customizable. This embroidery process creates hundreds of micro-channels to allow the multi-directional passage of the patients’ native cells and fluids throughout the product. The interwoven polymers are embroidered using a lockstitch pattern, which allows for the device to be trimmed while minimizing unraveling (when cut), and we use a patented corner-lock pattern, which creates a stable polymer fabric within the biologic material. We manipulate the polymer thread patterns to control the degree and stretch of our products. Denser grid patterns increase the amount of reinforcement and less dense patterns of different geometry allow for greater stretch. We are also able to manufacture products with smooth external layers that minimize the amount of exposed polymer such that the product can be placed in contact with the viscera.

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

Our OviTex products are sterile reinforced tissue matrices derived from ovine rumen with either polypropylene or PGA. The product is provided in a dry, hydratable form and packaged in a double pouched configuration. The product can be stored at room temperature and only needs five minutes of rehydration for use. To be used in surgery our OviTex product is placed in a sterile dish, rehydrated with sterile saline for five minutes, trimmed to fit the site, if needed, and then positioned to achieve maximum contact between the device and the surrounding tissue. The device may be sutured, stapled or tacked into place.

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

OviTex Laparoscopic and Robotic Procedures

Our OviTex LPR product was specifically designed for use in laparoscopic and robotic-assisted hernia surgical repairs. OviTex LPR was designed for use with a trocar and requires the same rehydration and fixation as our other OviTex products. This product includes design elements to improve surgical handling, including two extra embroidered lines of blue colored polypropylene fibers to enhance endoscopic orientation and alignment. This product can be introduced into the patient’s body through various sized trocar ports. Based on surgeon feedback, OviTex LPR was designed in an elliptical or circular shape to minimize trimming.

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR

Size and Shape	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	12 × 18 cm to 15 x 25 cm ˄ (Ellipse); 9 cm to 15 cm (Round)
Strength	+	++	+++	+
Layers of Ovine Rumen	Four	Six	Eight	Four
Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery
Polymer	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Permanent (Polypropylene)
Shelf Life	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	36 months
Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side
Commercial Availability	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe
*	25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.
˄	15 x 20 cm and 15 x 25 cm sizes currently only available in the U.S.
+	Denotes relative level of strength

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

Preclinical Program

Our pre-clinical program is paramount in the design of our products. Our program starts with bench performance characterization to ensure proper strength and compliance for the indication, followed by in-vitro and in-vivo studies to ensure proper biological performance to help promote remodeling of the repair site. We have developed an extensive pre-clinical research library on our devices, as well as on competitor devices. We continue to evaluate new and existing technologies for safety and biocompatibility as part of our product development process.

We believe we have completed the largest collection of non-human primate preclinical studies conducted in soft-tissue reconstruction surgery. In these studies, we compared our OviTex and OviTex PRS products to market leading competitive materials. The results showed our reinforced tissue matrices exhibited a minimal inflammatory response, rapid cellular infiltration and revascularization and demonstrated early and complete remodeling into functional tissue. The OviTex results have been published in the peer-reviewed journal Hernia (https://doi.org/10.1007/s10029-019-02119-z). The OviTex PRS results have been published in the peer-reviewed journal ePlasty (ePlasty 2022;22:e43).

Clinical Program

We are committed to obtaining evidence to support the safety and efficacy of our products across their indications. Clinical data has been published on over 1,000 patients treated with OviTex in ventral hernia, inguinal hernia, hiatal hernia, and abdominal wall reconstruction. As part of our clinical research program, we have developed two post-market studies, BRAVO and BRAVO II. This commitment to generating clinical data through controlled prospective studies with 24-month follow-up will allow us to understand the short- and long-term benefits of using OviTex in hernia repair.

In October 2022, the 24-month results of our BRAVO study were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health.

Surgeons continue to use our OviTex PRS reinforced tissue matrices in their surgeries and, in addition to a potential IDE study, we have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

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

Pursuant to the terms of the Aroa License, we made upfront payments to Aroa totaling $2.3 million and granted Aroa 74,316 newly issued shares of our restricted common stock. We have made additional payments in the aggregate of $2.0 million to Aroa following the achievement of certain regulatory and operational milestones, including FDA 510(k) clearance of our OviTex products, which clearance was obtained and is currently held by Aroa, for use in surgical soft-tissue reinforcement and the receipt of the first CE mark for sale of our products in the European Economic Area for use in abdominal wall reconstruction and hernia repair and our acceptance of certain supply quantities manufactured by Aroa for our commercial launch in Europe. In addition, we paid Aroa $4.0 million in revenue-based milestone payments upon our achievement of certain net sales thresholds for sales of our products within the Licensed Territory. As of December 31, 2022, we have satisfied all milestone payment obligations under the Aroa License.

We are responsible for commercializing the products manufactured for us by Aroa. We pay Aroa for the supply and manufacturing of our products through a revenue sharing agreement. Pursuant to the Aroa License, we retain 73% of the net sales of all of our products and pay Aroa the remaining 27%. If at any point during the term of the Aroa License we and Aroa determine that our anticipated product needs exceed Aroa’s manufacturing capabilities, we and Aroa will mutually approve an expansion and equally share the cost of such expansion. Our share of such expansion costs may be offset by us against future revenue share payments.

The initial term of the Aroa License terminates on the expiration of the last patent covering the OviTex and OviTex PRS products, currently March 9, 2031, with an option to extend for an additional ten-year period. Either party may terminate the Aroa License upon the other party’s material breach, subject to a ninety-day notice and cure period or upon thirty-days written notice in the event of bankruptcy. We may terminate manufacture and production of a specific product upon thirty-days prior written notice upon (i) a reasonable determination that such product infringes the intellectual property rights of a third party, (ii) an uncured supply failure by Aroa or (iii) such product proves unfeasible, and immediately upon written notice from a regulatory authority that such product must be withdrawn from the market. If we materially breach the Aroa License in one of the Licensed Territories, Aroa may terminate the Aroa License solely with respect to the Licensed Territory in which the breach occurred. Upon termination of the Aroa License, we have the right to purchase all or any part of the unsold portion of any completed products from Aroa and the right to continue to sell all products remaining in our inventory.

The Aroa License also contains customary representations and warranties, confidentiality, insurance, audit, indemnification and non-competition provisions.

Patents

As of December 31, 2022, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own fifteen U.S. issued or allowed patents which will expire between 2035 and 2038 and nine pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2042, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own three issued non-U.S. patents and four pending non-U.S. patent applications, which, subject to issuance, would be projected to expire between 2036 and 2037 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

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

We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have been issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

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

Trademarks

We also rely on trademarks and trade designs to develop and maintain our competitive position. TELA Bio®, OviTex®, Minimize the Foreign Body Footprint®, and A More Natural Hernia Repair® are registered trademarks of ours in the U.S. and TELA Bio® and OviTex® are registered trademarks in the foreign jurisdictions in which we conduct our business.

For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Intellectual Property Matters.”

Research and Development

We invest in research and development to advance our reinforced tissue matrix products and to develop complimentary soft tissue preservation and restoration products, with the goal of improving upon and supplementing our existing product offerings. We believe our ability to rapidly develop new products and product configurations is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technology and the management philosophy behind that process. We have recruited and retained engineers and scientists with significant experience in the development of polymer science, biologics, textile engineering and analytical testing. We have a number of design improvements for our reinforced tissue matrices in various stages of development that are expected to enhance our current products and increase surgeon adoption of our products. In addition, we have engaged in discussions with the FDA regarding an IDE protocol to study the safety and effectiveness of our OviTex PRS portfolio for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance, will be required for such an indication. Our research and development efforts are based at our facility in Malvern, Pennsylvania.

Commercial Strategy

Our commercial efforts are predominantly focused on the U.S. market where we have established strong relationships with key constituencies, including hospitals, ambulatory surgery centers, GPOs, IDN, third-party payors and other key clinical and economic decision makers by offering a unique high quality, cost-effective product. As part of our overall commercial strategy, we intend to contract with GPOs and IDNs to increase access and penetration with hospital accounts. To date, we have contracted with three national GPOs for coverage of our OviTex and OviTex PRS products. We have invested in our direct sales and marketing infrastructure in order to expand our presence to promote awareness and adoption of our products.

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2022, we had 123 employees in our U.S. based commercial organization in 67 sales territories, which includes sales management, territory managers, marketing and administrative and field-based support staff. We plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures.

Manufacturing

All our raw materials are sourced through and manufactured by Aroa in their Auckland, New Zealand facility under the terms of the Aroa License. Aroa’s facility is approximately 40,000 square feet of which approximately 25,000 square feet is dedicated to manufacturing, including an additional 15,000 square feet of additional manufacturing space in a neighboring facility. The Auckland facility is FDA registered and ISO 13485 certified. We believe that Aroa will be capable of providing sufficient quantities of our products to meet anticipated customer demands. In the event of an uncured supply failure by Aroa, we have the right to, directly or through a third-party, step in and operate the Aroa Auckland facility to manufacture our products on behalf of Aroa.

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

In the hernia repair market, our primary competitors are Bard, a subsidiary of Becton, Dickinson and Company, which produces Phasix and Ventralight ST, and LifeCell, a subsidiary of AbbVie, which produces Strattice. In the plastic and reconstructive surgery market, our primary competitor is LifeCell, a subsidiary of AbbVie, which produces AlloDerm.

Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while also benefiting from greater brand awareness. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

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

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. By regulation, a premarket notification must be submitted to the FDA at least 90 days before we intend to distribute a device. As a practical matter, clearance often takes nine to twelve months, but may take significantly longer. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

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

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires a premarket submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination.

Many minor modifications today are accomplished by a manufacturer documenting the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for every change. The FDA can always review these letters-to-file in an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until marketing authorization is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application, although the review of an application can occur over a significantly longer period of time. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would support a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

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

The Investigational Device Process

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Some types of studies deemed to present a “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board, or IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under an approval with conditions. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by an appropriate IRB. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

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

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:

●	the FDA’s Quality Systems Regulations (“QSR”), which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling and marketing regulations which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated;
●	complying with requirements for Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	advertising and promotion requirements, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	restrictions on sale, distribution or use of a device;
●	device establishment, registration and listing requirements and annual reporting requirements;
●	approval or clearance of modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance activities and regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Regulatory System for Medical Devices in Europe

The European Union (“EU”) and the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland) has a coordinated system for the authorization of medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the Medical Devices Directive (“MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745, or the Medical Devices Regulation (“MDR”). There is a transition period during which certificates issued under the MDD remain valid, however, when such certificates expire (or, if earlier, by 27 May 2024) the devices must be certified under the new regime set forth in the MDR. However, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within such time period, the European Commission has adopted a proposal to extend the transition period by some years, depending on the risk class of the device. Such proposal is currently being considered for adoption by the European Parliament and Council.

The MDR went into effect on May 26, 2021, and it:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under the MDR, the system of regulating medical devices operates by way of a certification for each medical device, which confirms that the device meets the relevant general safety and performance requirements laid down in Annex I of the MDR. Each certificated device is marked with a CE mark which shows that the device has a certificat de conformité, also referred to as a certificate of conformity. The means for achieving the requirements for a CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled in accordance with the MDR before a CE mark can be placed on a product. The procedure by which a device is assessed to confirm if it complies with the applicable safety and performance requirements is known as a conformity assessment. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-certify compliance with the MDR based on a self-assessment of the conformity of its products with the applicable requirements of the MDR, a conformity assessment procedure requires the intervention of an independent organization accredited by a member state of the EEA to conduct conformity assessments, known as a notified body. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EEA.

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered, and manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Manufacturers are responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Eudamed is not yet fully functional, however the European Commission is aiming to have a fully functional version of the Eudamed medical device database available in the second quarter of 2024. The Medical Device Coordination Group (MDCG) has published guidance on administrative practices for manufacturers until Eudamed is fully functional.

Post-Brexit, the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Ireland Protocol is bound by certain EU laws).  The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002.  These Regulations are based on the previous medical device directives of the EU but have been amended so that they function properly now the United Kingdom is no longer part of the EU.  The amended Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UKCA marking, requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the market in the United Kingdom and more wide-ranging device registration requirements. Manufacturers can continue placing CE marked medical devices on the Great Britain market for the time being, however from July 2024, transitional arrangements will apply for CE marked medical devices placed on the Great Britain market. These transitional arrangements have not yet been brought into force through the UK medical devices regulations, but the UK Government intends to introduce legislation by Spring 2023 that will bring these into force.

Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations (collectively referred to as “HIPAA”) establish privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, among other requirements.

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

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (“UK GDPR”). Currently, the GDPR and UK GDPR remain largely aligned, but the United Kingdom has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to divergence between the GDPR and UK GDPR.

EU member states have introduced national laws implementing the GDPR which impose additional requirements; this adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Transparency Laws

The federal Physician Payments Sunshine Act (“Sunshine Act”) which was enacted as part of the Patient Protection and Affordable Care Act (“PPACA”) generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable GPOs to report on an annual basis: (i) certain payments and other transfers of value given to certain healthcare professionals and teaching hospitals and (ii) any ownership or investment interest that certain healthcare professionals, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a healthcare professional, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties or criminal penalties if an entity intentionally makes false statements in the reports.

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

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the “Affordable Care Act”, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the healthcare industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act”, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021, which was further extended through March 31, 2022. Following the suspension, a 1% payment reduction began April 1, 2022 and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human Capital Resources

As of December 31, 2022, we had 173 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

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

Corporate Information

We were incorporated on April 17, 2012.

Our primary executive offices are located at 1 Great Valley Parkway, Suite 24, Malvern, Pennsylvania 19355 and our telephone number is (484) 320-2930. Our website address is www.telabio.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2022, 2021 and 2020, we had net losses of $44.3 million, $33.3 million and $28.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $274.2 million.

We expect to continue to incur significant sales and marketing, research and clinical development, regulatory and other expenses as we expand our sales and marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products, develop, acquire or license complimentary products for our product portfolio, or add new features to our existing products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

As of December 31, 2022, we had $40.0 million of indebtedness outstanding under our credit facility with MidCap Financial Trust (“MidCap”) that matures in May 2027.

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

In addition, the MidCap credit facility contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests, including the incurrence of additional indebtedness, effecting certain corporate changes, making certain investments, acquisitions or dispositions and paying dividends.

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

As of December 31, 2022, our commercial organization consisted of 123 employees in the U.S. and 9 employees in Europe. To generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Macroeconomic conditions, including the ongoing response to the COVID-19 pandemic, may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.

Macroeconomic conditions, including the COVID-19 pandemic, have negatively impacted our business, results of operations and financial condition, and, if continued or exacerbated by inflationary pressures, geopolitical conflict or other macroeconomic events, may adversely impact our business, financial condition and prospects. In the first quarter of 2022, regional surges of the COVID-19 Omicron variant resulted in some government restrictions on elective procedures and surgical staffing challenges leading to the deferral of elective surgeries. While the initial challenges from COVID-19 and its variants have begun to subside, we cannot predict the severity of any long-term impact stemming from strains on the healthcare system, labor and staffing in the hospital sector, fatigue on healthcare workers, and hospital capacity for elective procedures, that resulted from measures taken to address the COVID-19 pandemic. We do not know when, and how, hospitals will return to normal surgical procedural volumes and also reduce the substantial backlog in elective procedures deferred in response to the COVID-19 pandemic. Any prolonged delays in normalized levels of elective surgeries by governmental, hospital or payor actions would continue to impair net sales of our products.

General supply chain disruptions, initially arising from COVID-19, have also continued to interrupt trade globally and weakened supply systems. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been minimal disruptions to our supply chain to date, there is a risk that in the future supplies of our products could be disrupted or delayed based on competition within a tightening supply chain or otherwise affected by substantial inflationary pressures due to macroeconomic conditions. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain.

Continued concerns about the systemic impact of potential long-term and wide-spread recession, liquidity constraints, failures and instability in the U.S. and international financial banking systems, and geopolitical issues, including the war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world.  These conditions may lead to continued volatility in the future, which could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future even after local conditions improve.

Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets, including the lingering economic impact of the COVID-19 pandemic on our customers, may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

The full extent to which the global economic forces, including the COVID-19 pandemic, will further, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, will depend on future developments that are highly uncertain.

Information pertaining to the impact of the COVID-19 pandemic and these macroeconomic pressures on our operations to date can be found in “Management's Discussion and Analysis of Financial Position and Results of Operations” in this Annual Report on Form 10-K.

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the prices of our products at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These factors could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Loss of access to working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
●	Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or

●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Risks Related to the Commercialization of our Products

To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of OviTex product line.

Sales of our OviTex products accounted for 70%, 78% and 83% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We first commercialized OviTex products in the U.S. in 2016 and have introduced our larger sized OviTex products, our OviTex LPR product for use in laparoscopic and robotic-assisted hernia surgical repairs, larger configurations of our LPR product, OviTex PRS products for use in surgery for soft-tissue repair or reinforcement in plastic and reconstructive procedures and recently our NIVIS Fibrillar Collagen Pack for the management of surgical wounds. We expect that sales of our OviTex products and our OviTex PRS products, will account for the majority of our revenue for the foreseeable future. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

The products we commercialize have been cleared by the FDA and other regulatory authorities for specific indications. Our OviTex products are reinforced tissue matrices designed for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists and indications for use of our OviTex products include the repair of hernia and/or abdominal wall defects which require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex PRS products are reconstructive reinforced tissue matrices designed for implantation to reinforce soft-tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. In connection with the March 2019 meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee, the FDA stated that no surgical mesh device has been cleared or approved for use in breast surgery, and that to obtain such indication, the product sponsor must obtain an approved PMA. This statement applies to our OviTex PRS products as they are not cleared or approved for use in breast surgery and thus, we are prohibited from marketing them for that use. OviTex PRS or any other product we may develop for use in breast surgery will need to be approved specifically for that indication and there can be no guarantee that it will be approved. We have engaged in discussions with the FDA regarding an IDE protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. There can be no assurance that we will be able to secure a PMA approval in a timely manner, or at all. Any marketing for OviTex PRS or any other product for a use in breast reconstruction surgery would be deemed off-label promotion of that product if it has been cleared for a general indication of use to reinforce or repair soft-tissue and has not received an approval specifically for use in breast surgery. We train our marketing personnel and direct sales force to not promote our OviTex or OviTex PRS products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a surgeon or medical professional from using our OviTex or OviTex PRS products or other products we may commercialize in the future for off-label uses.

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

Our long-term growth may depend on our ability to enhance our product offerings.

It is important to our business that we continue to enhance our OviTex and OviTex PRS products and develop and introduce new reinforced tissue matrix products. Developing products is expensive and time-consuming and could divert management’s attention away from other aspects of our business. The success of any new reinforced tissue matrix product offering or product enhancements to our OviTex and OviTex PRS products will depend on several factors, including our ability to:

●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new products and product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	ensure the quality, manufacture and supply of new products by Aroa;
●	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies, clinical trials and post-market clinical studies;
●	obtain the necessary regulatory clearances or approvals for expanded indications, new products or product modifications;
●	be fully FDA-compliant with marketing of new devices or products;
●	provide adequate training to potential users of our new products;
●	receive adequate coverage and reimbursement for procedures performed with our new products; and
●	develop and expand an effective and dedicated sales and marketing team.

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

Approximately 8%, 5% and 4% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively, came from sales in markets outside of the U.S. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar countries;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the impact of the macroeconomic factors, including COVID-19 pandemic, inflationary pressures and geopolitical conflicts like the war in Ukraine;
●	natural disasters and global pandemics like COVID-19, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

If one or more of these risks are realized, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Reliance on Third Parties

We are highly dependent upon Aroa, as the exclusive manufacturer and supplier of our OviTex portfolio products.

In August 2012, we entered into our Aroa License which was amended and restated in July 2015. The Aroa License grants us an exclusive license in North America, the EU, United Kingdom, Norway, Switzerland, Russia and former Soviet satellite countries to certain intellectual property rights, including patents relating to the use of bovine and ovine rumen as a source of extracellular matrix. Under the Aroa License, Aroa is our exclusive manufacturer and supplier of our OviTex portfolio products, consisting of OviTex, OviTex LPR and OviTex PRS.

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

Aroa is required under the Aroa License to manufacture all of our OviTex portfolio products at its manufacturing and warehousing facility in Auckland, New Zealand. The production of all of our OviTex portfolio products in a single location exposes us to the risk of Aroa’s facility being harmed or rendered inoperable by natural or man-made disasters or pandemics, which may render it difficult or impossible for Aroa to perform its manufacturing and assembly activities for some time. Although we and Aroa intend to establish redundant production facilities to lessen the risk of production disruptions, we will need to ensure that any manufacturing facility complies with our quality expectations and applicable regulatory requirements. If we are unable to establish redundant manufacturing facilities in a timely manner, any disruption in the manufacture of our OviTex portfolio products at Aroa’s manufacturing and warehouse facility, the continued commercialization of our OviTex portfolio products, the supply of our OviTex portfolio products to customers and the development of any new reinforced tissue matrix products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

Under the Aroa License, Aroa is responsible for supplying all of the raw materials and components used in the manufacture and assembly of our OviTex portfolio products. If Aroa is unable to supply the raw materials and components or to manufacture and assemble our OviTex portfolio products reliably and at the levels we anticipate or that are required by the market, we may be unable to acquire a substitute supply of raw materials and components on a timely basis, if at all.

Under the Aroa License Aroa also holds the FDA clearances under which we commercialize our OviTex and OviTex LPR products, and maintains ultimate responsibility for all regulatory interactions with FDA relating to our OviTex and OviTex LPR products and decisions made with respect to changing or updating those clearances. If Aroa fails to comply with all applicable regulatory requirements and maintain the FDA clearances related to our OviTex and OviTex LPR products, we may be unable to commercialize our OviTex and OviTex LPR products on a timely basis, or at all. Our ability to supply our OviTex portfolio products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While Aroa has historically met our demand for its products and services on a timely basis in the past, we cannot guarantee that it will always be able to meet our demand for its products. If Aroa fails to meet demand or notifies us that it believes it will fail to meet demand for our OviTex portfolio products, we are required under the Aroa License to work with Aroa to cure its supply failure and may, only in certain circumstances and on a temporary basis, engage a replacement contract manufacturer to mitigate a failure by Aroa to meet demand for our OviTex portfolio products. As such, we are highly dependent upon Aroa’s continued ability to supply our OviTex portfolio products at the levels we require and any production shortfall that impairs the supply of our OviTex portfolio products could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our OviTex portfolio products, which could adversely affect our product sales and operating results materially.

We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.

We may encounter unforeseen situations in Aroa’s manufacturing and assembly of our OviTex portfolio products that would result in delays or shortfalls in its production. For example, Aroa was unable to supply us with our products from September 2017 to December 2017 due to a quality testing process failure identified by Aroa. Personnel shortages and reduced manufacturing capacity due to the COVID-19 pandemic may also result in a disruption in production.

Based upon our current planned market adoption we believe we will reach our capacity limitations in the Aroa facility. Aroa expanded its manufacturing capacity, with approximately 15,000 square feet of additional manufacturing space being constructed in a neighboring facility, in 2022. If we are unable to successfully expand capacity, we may not be able to meet the demand for our products. In addition, Aroa’s production processes and assembly methods may have to change in order to accommodate any significant future expansion of its manufacturing capacity, which may increase our manufacturing costs, delay production of our products and adversely impact our business. Conversely, if demand for our OviTex portfolio products shifts such that Aroa’s manufacturing facility is operated below its capacity for an extended period, it may adjust its manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

If Aroa’s manufacturing activities are adversely impacted or if it is otherwise unable to keep up with demand for our OviTex portfolio products by successfully manufacturing, assembling, testing and shipping our OviTex portfolio products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our OviTex portfolio products (and would rely heavily on such providers for any other products we may commercialize and ship in the future) to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any of our products, it would be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our OviTex portfolio products (or any other products we commercialize in the future) and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, disease or other service interruptions affecting delivery services we use would adversely affect our ability to deliver our OviTex portfolio products (or any other products we commercialize in the future) on a timely basis. For example, disruptions to transportation infrastructure as a result of macroeconomic conditions, including COVID-19 pandemic, may impact our ability to provide our products to our customers.

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

We own fifteen issued or allowed U.S. patents and have nine pending U.S. patent applications. As of December 31, 2022, we had rights, whether through ownership or licensing, to seventeen issued or allowed U.S. patents, nine pending U.S. patent applications, three issued non-U.S. patents and four pending non-U.S. patent applications. Our issued U.S. patents will expire between 2035 and 2042. The licensed patents will expire between 2029 and 2031.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that any of our patents, or patents to which we have ownership rights through licensing agreements, have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our OviTex portfolio products, any additional features we develop for our OviTex portfolio products or any new products we seek to develop in the future. Other parties may have developed technologies that may be related or competitive to our OviTex portfolio products, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal, scientific and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own, or to which we have ownership rights through licensing agreements, may not provide any protection against competitors. Furthermore, an adverse decision in a judicial or administrative proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

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

In addition, proceedings to enforce or defend our patents, or patents to which we have ownership rights through licensing agreements, could put those patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of those patents are invalid or otherwise unenforceable. If any of the patents covering our OviTex portfolio products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

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

We may be unable to obtain a patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation.

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

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the U.S. and internationally including by the FDA and competent authorities of the EU member states. The FDA and other foreign equivalents regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

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

An element of our strategy is to continue to add new features and expand the indications and uses for our current products. In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive marketing authorization, such as either clearance under Section 510(k) of the FDCA or approval of a PMA from the FDA, unless an exemption applies. Our products are cleared with the FDA, through clearances obtained and, with the exception of the clearances relating to our OviTex PRS products, held by Aroa, under Section 510(k) of the FDCA, which permits marketing of a device if it is “substantially equivalent” to an already legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later downclassified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and the information in the premarket notification demonstrates that the device is as safe and effective and does not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have been the subject of cleared 510(k)s, obtained and, with the exception of the clearances relating to our OviTex PRS products, held by Aroa. For more information regarding the regulation of our products, see “Business — Government Regulation.”

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

To sell our products in member countries of the EEA our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation 2017/745) (“MDR”), which was passed by the EU Parliament on April 5, 2017, and became effective on May 26, 2021. The MDR repeals and replaces the former Medical Devices Directive (Council Directive 93/42/EEC) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with the new MDR requirements is a prerequisite to be able to affix the Conformité Européenne, or CE, mark to our products, without which they cannot be sold or marketed in the EEA. In the EEA, we have obtained the CE mark for our OviTex products. For more information regarding regulation of our products, see “Business—Government Regulation.”

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

Even after we have obtained the proper regulatory approval to market our products, they will be subject to ongoing regulatory requirements for design, development, manufacturing, testing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, recalls and field safety corrective actions, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA and applicable state regulatory authorities, which may include any of the following sanctions:

●	issue warning or untitled letters that would result in adverse publicity or may require corrective advertising;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention, or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future clearances under Section 510(k) or premarket approvals or EU regulatory approvals of new products, new intended uses, or modifications to existing products;
●	withdrawal or suspension of regulatory clearances or approvals;
●	FDA refusal to issue certificates to non-U.S. governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

If guidelines for soft-tissue reconstruction surgery change or the standard of care for reconstructing tissue evolves, we may need to redesign the applicable product and seek new approvals from the FDA. Our clearances under Section 510(k) of the FDCA are based on current soft-tissue reconstruction surgery guidelines. If the guidelines change so that different surgeries or products become desirable, the clinical utility of one or more of our OviTex portfolio products or other products we may commercialize in the future could be diminished and our business could be adversely affected.

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

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996 which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicare Services, or CMS, information related to certain payments made in the preceding calendar year and other transfers of value to physicians, certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which took effect on January 1, 2020. The CCPA created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches in certain instances that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election of November 3, 2020. The CPRA, which took effect in most material respects on January 1, 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply. A failure to comply with these current or future federal and state laws and regulations and industry standards relating to data privacy and security could lead to investigatory or regulatory action, private litigation or class actions that could result in exposure to civil or criminal penalties, monetary or statutory damages, attorney fee awards and/or exposure to adverse publicity that could negatively affect our operating results and business.

This risk is enhanced in certain jurisdictions as we expand our operations internationally. The EU’s GDPR became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, of data subjects residing in the European Economic Area. For example, the GDPR imposes higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. This risk is increased because EU member states have made their own laws and regulations limiting the processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and profiling and automated individual decision-making of individuals, which limits our ability to process personal data or other data and could cause our compliance costs and liability risks to increase, harming our business and financial condition.

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (UK GDPR). Currently, the EU GDPR and UK GDPR remain largely aligned, but the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework. Non-compliance with GDPR, and UK GDPR, is subject to significant penalties, including fines of up to €20.0 million (£17.5 million under UK GDPR) or 4% of total worldwide revenue, whichever is greater. The implementation and enforcement of the GDPR (and UK GDPR) may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU and the United Kingdom are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

The GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, Switzerland or the United Kingdom, including the United States, to other countries in respect of which the European Commission or the United Kingdom government has not issued a so-called “adequacy decision” or “ adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses (SCCs) for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the United Kingdom, the International Data Transfer Agreement or Addendum (IDTA). Under both the GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including conducting an analysis of the laws in the destination country. The SCCs had to be in place by December 27, 2022, whereas the IDTA must be implemented in all existing contracts by March 21, 2024. Finalizing the implementation of the updated SCCs and UK IDTA, and conducting the required risk assessments, may continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. On June 28, 2021, the European Commission published its decision recognizing the United Kingdom as having adequate laws to the protect the rights and freedoms of data subjects such that personal data may transfer to from the EU to the United Kingdom without an approved transfer mechanism. The decision is effective for four years and its continuing effect is dependent on United Kingdom and regulation on data privacy not diverging materially from the GDPR. The United Kingdom Government also confirmed that data transfers to the EU remain free flowing.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021 , later extended through March 31, 2022. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the U.S., we currently compete with LifeCell Corporation, a subsidiary of AbbVie, and Davol Inc., a subsidiary of Becton, Dickinson and Company, which produce, among other things, soft-tissue reconstruction surgery products, including Strattice and Phasix, respectively. In the EEA, we compete with Bard, a subsidiary of Becton, Dickinson and Company, who produces other soft-tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than us, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while benefiting from greater brand awareness. We believe other emerging businesses are in the early stages of developing similar products designed for soft-tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft-tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a product is cleared or approved for commercial sale by the FDA, and manufactured in facilities licensed and regulated by the FDA. Any side effects, manufacturing defects or misuse associated with our products could result in patient injury or death. The industry in which we operate has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of Aroa may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in substantial litigation costs, product recalls or market withdrawals, decreased sales and demand for our products and damage to our reputation.

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

We have limited data and experience regarding the safety and efficacy of certain of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

Our single arm multicenter post-market clinical study, which we refer to as our BRAVO study, was fully enrolled at 92 patients. We conducted this study to support the marketing of our OviTex products for their cleared indicated uses, and do not currently have any clinical data for use of our OviTex PRS products in patients. The long-term effects of using certain of our products in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies and clinical studies of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim or preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We rely on our own direct sales force, which as of December 31, 2022 consisted of 61 representatives in the U.S. and 7 representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have redundant facilities. We perform substantially all of our research and development and back-office activity and maintain all our finished goods inventory in a single location in Malvern, Pennsylvania. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire, public health emergencies such as pandemics and power outages, which may render it difficult or impossible for us to perform our customer service research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

As of December 31, 2022, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $212.3 million and $173.5 million, respectively. The federal carry forwards for losses incurred prior to 2018 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2026. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2022 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

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

We cannot predict the prices at which our shares of common stock may trade. The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our products or of those of others in our industry;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts;
●	broad trends impacting companies within the pharmaceutical, biotechnology and medical technology industries; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including any economic downturn as a result of the COVID-19 pandemic, or macroeconomic factors such as geopolitical tensions or the outbreak of hostilities or war.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. Further, on March 10, 2023, the FDIC took control and was appointed receiver of SVB. The financing uncertainty pharmaceutical, biotechnology and medical technology companies may now face as a result of SVB’s entry into receivership may cause significant volatility with respect to pharmaceutical, biotechnology, and medical technology company stocks, which in turn could negatively impact the trading price of our common stock.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 56% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our capital stock or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

We may remain an emerging growth company until as late as December 31, 2024, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa, at their facility in Auckland, New Zealand which currently totals approximately 40,000 square feet.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 16, 2023, the Company had approximately 65 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), which we first commercialized in the U.S. in July 2016, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.1 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.5 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. We recently launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias.

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been thirty published or presented works relating to these clinical findings, either by us or a third-party evaluating the OviTex product. Recently in October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”) were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study and other current clinical initiatives, we also commenced enrollment in May 2021 for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million.

Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a PMA, rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue restoration portfolio, including through the development of complimentary solutions targeting surgical wound management and infection control. In January 2023, we announced an exclusive development and distribution partnership with Collagen Matrix, Inc. (“CMI”), pursuant to which we launched the commercialization of our NIVIS Fibrillar Collagen Pack, an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding. We also previously commercialized through a distribution agreement with Next Science Technologies Pty Limited (“Next Science”), a proprietary antimicrobial surgical wash in the U.S. plastic reconstructive market. We are assessing additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our OviTex portfolio products. In manufacturing the product, we use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2022, we had 67 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development. Additionally, we have contracted with three national GPOs covering our OviTex product and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

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

Our business was directly impacted by the COVID-19 pandemic. We experienced volatility in demand for our products which primarily resulted from government and hospital restrictions, as well as patient health and safety concerns, decreasing the volume of elective procedures using our products. We saw improvement in our business during the second half of 2022 and anticipate that procedure volumes will continue to normalize to pre-pandemic levels; we continue to monitor the potential impact of the COVID-19 pandemic on labor and hospital staffing levels, procedural volumes and ultimately on our results.

Our revenue for the years ended December 31, 2022 and 2021 was $41.4 million and $29.5 million, respectively, which represents an increase of $12.0 million, or 41% for the year ended December 31, 2022. Our net loss for the same time periods was $44.3 million and $33.3 million, respectively, which represents an increase of $11.0 million, or 33% for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $274.2 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

Business Update Regarding Macroeconomic Conditions and COVID-19

Our business, results of operations and commercial operations have been impacted by macroeconomic conditions, including the COVID-19 pandemic, as well as, to a lesser extent, inflationary pressures, fluctuations in foreign currency in the jurisdictions in which we operate, and geopolitical conflicts. These factors have and may continue to impact us in the following ways:

COVID-19: In the first quarter of 2022, regional surges of the COVID-19 Omicron variant resulted in some government restrictions on elective procedures and surgical staffing challenges leading to the deferral of elective surgeries and lower surgical procedural volumes overall. While we anticipate the normalization of surgical procedures to pre-pandemic levels, the pace of increased procedural volume remains unknown as hospitals allocate to address staffing shortages to prioritize any backlog of non-elective procedures. Additionally, other labor and financial strains on healthcare systems may continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including the war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world. As a result, we have experienced high volatility in our stock price over the prior year. Continued uncertainty and perception of worsening market conditions could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future.

Financial Strain and Inflationary Pressures: Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets, including the financial strain suffered by hospital customers during the COVID-19 pandemic, may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

Components of Our Results of Operations

Revenue

Substantially all our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what long-term effect the COVID-19 pandemic and related macroeconomic pressures will have on our ability to continue to generate revenue and expand our customer base.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, royalties and costs related to shipping. We purchase product from Aroa at a fixed cost equal to 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows, although it is unclear at this point what long-term effect, if any, the COVID-19 pandemic and related macroeconomic pressures will have on our product demand which could lead to additional charges to excess and obsolete inventory.

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

Gross Profit and Gross Margin

Our gross profit is calculated by subtracting our cost of revenue and amortization of intangible assets from our revenue. We calculate our gross margin percentage as our gross profit divided by our revenue. Our gross margin has been, and we expect it will continue to be, affected by a variety of factors, including sales volume, royalties and inventory excess and obsolescence costs. Our gross profit may increase to the extent our revenue grows.

Sales and Marketing Expenses

Sales and marketing expenses consist of commercial activities related to the sale of our products, along with the salaries and related benefits, including sales commissions and stock-based compensation for employees focused on these efforts. Other significant sales and marketing expenses include costs incurred with post-market clinical studies, conferences and trade shows, promotional and marketing activities, market research, as well as travel and training expenses.

Over time we expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our commercial organization to both drive and support our planned growth in revenue. We expect our sales and marketing expenses to continue to decrease as a percentage of revenue, as and to the extent, our revenue grows.

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

Research and Development Expenses

Research and development expenses consist primarily of product research, engineering, product development, regulatory compliance and clinical development. These expenses include salaries and related benefits including stock-based compensation, for employees focused on these efforts, consulting services, costs associated with our preclinical studies, costs incurred with our manufacturing partner under development agreements related to technology transfer, costs incurred from license agreements with no alternative future uses, laboratory materials and supplies and an allocation of related facilities costs. We expense research and development costs as they are incurred.

We expect research and development expenses in absolute dollars to increase in the future as we develop new products and enhance existing products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Interest Expense

Interest expense consists of cash interest under our credit facilities and non-cash interest attributable to the amortization of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of the excess consideration paid over the net carrying value of our debt at the time of extinguishment.

Other Expense

Other expense consists primarily of miscellaneous tax expenses and foreign currency exchange gains and losses offset by income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Year Ended December 31, 2022 and 2021

	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage

Revenue	$41,418	$29,463	$11,955	41%
Cost of revenue (excluding amortization of intangible assets)	13,570	10,346	3,224	31
Amortization of intangible assets	804	304	500	164
Gross profit	27,044	18,813	8,231	44
Gross margin	65%	64%
Operating expenses:
Sales and marketing	43,252	29,062	14,190	49
General and administrative	13,862	12,459	1,403	11
Research and development	8,937	6,743	2,194	33
Total operating expenses	66,051	48,264	17,787	37
Loss from operations	(39,007)	(29,451)	(9,556)	32
Other expense:
Interest expense	(4,051)	(3,597)	(454)	13
Loss on extinguishment of debt	(1,228)	—	(1,228)	—
Other expense	(10)	(228)	218	(96)
Total other expense	(5,289)	(3,825)	(1,464)	38
Net loss	$(44,296)	$(33,276)	$(11,020)	33%

Revenue

Revenue increased by $12.0 million, or 41%, to $41.4 million for the year ended December 31, 2022 from $29.5 million for the year ended December 31, 2021. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, increased penetration within existing customer accounts and stronger international sales. During the year ended December 31, 2022, we sold 10,083 units of OviTex compared to 7,516 units of OviTex during the year ended December 31, 2021, a 34% increase in unit sales volume. Additionally, we sold 2,385 units of OviTex PRS compared to 1,260 units during the year ended December 31, 2021, an 89% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $3.2 million to $13.6 million for the year ended December 31, 2022 from $10.3 million for the year ended December 31, 2021. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.5 million, or 164%, to $0.8 million for the year ended December 31, 2022 from $0.3 million for the year ended December 31, 2021. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in an additional cumulative amortization charge of $0.5 million.

Gross Margin

Gross margin increased to 65% for the year ended December 31, 2022 from 64% for the year ended December 31, 2021. The increase was primarily due to a lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue which resulted from improved inventory management processes during the year ended December 31, 2022 as compared to the prior year partially offset by higher amortization of intangible assets.

Sales and Marketing

Sales and marketing expenses increased by $14.2 million, or 49%, to $43.3 million for the year ended December 31, 2022 from $29.1 million for the year ended December 31, 2021. The increase was primarily due to higher salaries, benefits and commission costs as a result of our expanded commercial organization, higher travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $1.4 million, or 11%, to $13.9 million for the year ended December 31, 2022 from $12.5 million for the year ended December 31, 2021. The increase was primarily due to higher salaries and benefits due to an increase in headcount, higher software related expenses and additional bad debt expense which offset lower insurance expense and recruiting fees.

Research and Development

Research and development expenses increased by $2.2 million, or 33%, to $8.9 million for the year ended December 31, 2022 from $6.7 million for the year ended December 31, 2021. The increase was primarily due to an in-process research and development charge, higher salaries and benefits due to an increase in headcount and higher study costs, which offset a decrease in stock-based compensation expense.

Interest Expense

Interest expense increased by $0.5 million, or 13%, to $4.1 million for the year ended December 31, 2022 from $3.6 million for the year ended December 31, 2021 as our borrowings increased under our MidCap Credit Agreement at higher interest rates.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the year ended December 31, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed in May. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Expense

Other expense decreased by $0.2 million, or 96%, primarily due to foreign currency translation adjustments offset by increased interest income.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash and cash equivalents of $42.0 million, working capital of $50.0 million and an accumulated deficit of $274.2 million. As of December 31, 2021, we had cash and cash equivalents of $43.9 million, working capital of $48.5 million and an accumulated deficit of $229.9 million.

In August 2022, we completed an underwritten public offering in which we issued and sold 4,600,000 shares of common stock at a public offering price of $8.00 per share. We received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2022, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities, or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Agent”) in connection with the establishment of an at-the-market offering program under which we may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the years ended December 31, 2022, 2021 or 2020. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility resulting from the COVID-19 pandemic, inflationary pressures, geopolitical conflict or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash used in operating activities	$(40,748)	$(30,432)	$(24,456)
Cash (used in) provided by investing activities	(1,872)	(627)	9,122
Cash provided by financing activities	40,852	585	44,409
Effect of exchange rate change on cash and cash equivalents	(144)	11	17
Net (decrease) increase in cash and cash equivalents	$(1,912)	$(30,463)	$29,092

Operating Activities

During the year ended December 31, 2022, we used $40.7 million of cash in operating activities, resulting from our net loss of $44.3 million and the change in operating assets and liabilities of $5.3 million offset by non-cash charges of $8.9 million. Our non-cash charges were comprised of stock-based compensation expense of $4.0 million, our excess and obsolete inventory charge of $1.9 million, loss on extinguishment of debt of $1.2 million, depreciation and amortization expense of $1.2 million and interest expense of $0.7 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and accounts receivable, partially offset by increases in accrued expenses and other current and long-term liabilities.

During the year ended December 31, 2021, we used $30.4 million of cash in operating activities, resulting from our net loss of $33.3 million and the change in operating assets and liabilities of $3.5 million offset by non-cash charges of $6.3 million. Our non-cash charges were comprised of stock-based compensation expense of $3.7 million, our excess and obsolete inventory charge of $1.4 million, interest expense of $0.7 million and depreciation and amortization expense of $0.5 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and prepaid expenses and other assets, partially offset by increases in accrued expenses and other current and long-term liabilities.

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

Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $1.9 million consisting of a $1.0 million payment made for our intangible asset and purchases of property and equipment.

During the year ended December 31, 2021, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

During the year ended December 31, 2020, cash provided by investing activities was $9.1 million consisting primarily of the proceeds from the sale and maturity of short-term investments.

Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $40.9 million, consisting primarily of $34.4 million in proceeds from an underwritten public offering, $40.0 million in proceeds received from the issuance of long-term debt, partially offset by $30.0 million in repayments of long-term debt and $3.5 million in payments of issuance costs.

During the year ended December 31, 2021, cash provided by financing activities was $0.6 million, consisting primarily of the proceeds received from the exercise of stock options.

During the year ended December 31, 2020, cash provided by financing activities was $44.4 million, consisting primarily of the net proceeds received from a follow-on public offering of our common stock.

Indebtedness

On May 26, 2022, we entered into the MidCap Credit Agreement with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in MidCap Term Loans, consisting of a $40.0 million Tranche 1 and a $10.0 million Tranche 2. Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to fully repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	Thereafter
Principal payments on long-term debt	$40,000	$—	$—	$40,000	$—
Interest and end of term charge on long-term debt(1)	20,147	4,190	8,379	7,578	—
Operating lease commitments(2)	2,039	358	741	775	165
Purchase commitments	21,655	2,275	3,315	4,335	11,730
Total	$83,841	$6,823	$12,435	$52,688	$11,895
(1)	Interest payable reflects the rate in effect as of December 31, 2022. The interest rate on borrowings under the MidCap Credit Facility is variable and resets monthly. End of term fee reflects final payment fee due at maturity.
(2)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2028.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the FDIC as receiver. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC released a joint statement confirming that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts.

In addition, on March 10, 2023, the Bank of England (the “BOE”) announced that it intended to seek the placement of Silicon Valley Bank UK Limited (“SVBUK”), an affiliate of SVB, into a Bank Insolvency Procedure, which ultimately results in the acquisition of SVBUK by HSBC UK Bank Plc (“HSBC") on March 13, 2023. The BOE confirmed that all depositors’ money with SVBUK is safe and secure as a result of the transaction, and that operations at SVBUK would continue as normal.

During the course of these events, a portion of our cash was held in accounts at SVB and SVBUK, with the remainder at another high-credit-quality financial institution. We have recently established additional redundant accounts with another high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry. We have reviewed the consolidated financial statements of this financial institution and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the year ended December 31, 2022.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventory, which consists of our OviTex portfolio products held on consignment or held in our warehouse, is considered finished goods and is purchased from a third party.

We evaluate the carrying value of our inventory in relation to the estimated forecast of product demand, which takes into consideration the expiration date of the products. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The need to maintain substantial levels of inventory impacts our estimates for excess and obsolete inventory. In addition, we continue to introduce new products and sizes, which we believe will increase our revenue. As a result, we may be required to take additional charges for excess and obsolete inventory in the future if the purchased units do not align with sales.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 95 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

TELA Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update 2016-02, Leases.

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

Philadelphia, Pennsylvania

March 23, 2023

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$42,019	$43,931
Accounts receivable, net	6,621	4,234
Inventory	11,792	7,658
Prepaid expenses and other assets	2,015	3,232
Total current assets	62,447	59,055
Property and equipment, net	1,682	1,186
Intangible assets, net	2,499	2,303
Right-of-use assets	1,227	—
Total assets	$67,855	$62,544

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,534	$2,414
Accrued expenses and other current liabilities	10,869	8,161
Total current liabilities	12,403	10,575
Long‑term debt	39,916	—
Long‑term debt with related party	—	31,491
Other long‑term liabilities	1,231	380
Total liabilities	53,550	42,446

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 19,165,027 and 14,529,606 shares issued and 19,165,027 and 14,529,577 shares outstanding at December 31, 2022 and December 31, 2021, respectively	19	15
Additional paid-in capital	288,361	250,064
Accumulated other comprehensive income (loss)	150	(52)
Accumulated deficit	(274,225)	(229,929)
Total stockholders’ equity	14,305	20,098
Total liabilities and stockholders’ equity	$67,855	$62,544

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue	$41,418	$29,463	$18,213
Cost of revenue (excluding amortization of intangible assets)	13,570	10,346	6,675
Amortization of intangible assets	804	304	304
Gross profit	27,044	18,813	11,234
Operating expenses:
Sales and marketing	43,252	29,062	22,111
General and administrative	13,862	12,459	10,143
Research and development	8,937	6,743	4,255
Total operating expenses	66,051	48,264	36,509
Loss from operations	(39,007)	(29,451)	(25,275)
Other expense:
Interest expense	(4,051)	(3,597)	(3,564)
Loss on extinguishment of debt	(1,228)	—	—
Other (expense) income	(10)	(228)	45
Total other expense	(5,289)	(3,825)	(3,519)
Net loss	$(44,296)	$(33,276)	$(28,794)
Net loss per common share, basic and diluted	$(2.72)	$(2.30)	$(2.23)
Weighted average common shares outstanding, basic and diluted	16,267,678	14,473,213	12,934,421
Comprehensive loss:
Net loss	$(44,296)	$(33,276)	$(28,794)
Foreign currency translation adjustment	202	19	(52)
Comprehensive loss	$(44,094)	$(33,257)	$(28,846)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	11,406,221	$11	$198,829	$(19)	$(167,859)	$30,962
Vesting of common stock previously subject to repurchase	306	—	3	—	—	3
Exercise of stock options	27,783	—	175	—	—	175
Issuance of common stock under the employee stock purchase plan	2,797	—	34	—	—	34
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Stock‑based compensation expense	—	—	1,976	—	—	1,976
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions and offering costs	3,000,000	3	44,719	—	—	44,722
Net loss	—	—	—	—	(28,794)	(28,794)
Balance at December 31, 2020	14,437,107	14	245,736	(71)	(196,653)	49,026
Vesting of common stock previously subject to repurchase	153	—	1	—	—	1
Vesting of share-based awards and exercise of stock options	89,154	1	546	—	—	547
Issuance of common stock under the employee stock purchase plan	3,163	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	19	—	19
Stock‑based compensation expense	—	—	3,661	—	—	3,661
Reclassification of liability-classified stock-based compensation awards	—	—	82	—	—	82
Net loss	—	—	—	—	(33,276)	(33,276)
Balance at December 31, 2021	14,529,577	15	250,064	(52)	(229,929)	20,098
Vesting of common stock previously subject to repurchase	29	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	44,346	—	19	—	—	19
Issuance of common stock under the employee stock purchase plan	4,523	—	50	—	—	50
Shares withheld for employee taxes	(13,448)	—	(157)	—	—	(157)
Foreign currency translation adjustment	—	—	—	202	—	202
Stock‑based compensation expense	—	—	3,989	—	—	3,989
Sale of common stock, net of underwriting discounts, commissions and offering costs	4,600,000	4	34,396	—	—	34,400
Net loss	—	—	—	—	(44,296)	(44,296)
Balance at December 31, 2022	19,165,027	$19	$288,361	$150	$(274,225)	$14,305

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(44,296)	$(33,276)	$(28,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	383	231	221
Noncash interest expense	657	664	584
Noncash loss on extinguishment of debt	1,228	—	—
Amortization of intangible assets	804	304	304
Net changes in operating lease ROU assets and liabilities	(36)	—	—
Inventory excess and obsolescence charge	1,866	1,439	1,327
Stock‑based compensation expense	3,989	3,661	2,058
Loss on disposal of fixed assets	—	2	—
Change in operating assets and liabilities:
Accounts receivable, net	(2,421)	(1,553)	149
Inventory	(6,073)	(5,194)	(620)
Prepaid expenses and other current assets	1,216	(992)	66
Accounts payable	(884)	1,597	(2,002)
Accrued expenses and other current and long-term liabilities	2,399	2,673	2,321
Foreign currency remeasurement loss	420	12	(70)
Net cash used in operating activities	(40,748)	(30,432)	(24,456)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	—	—	9,289
Payment for intangible asset	(1,000)	—	—
Purchase of property and equipment	(872)	(627)	(167)
Net cash (used in) provided by investing activities	(1,872)	(627)	9,122
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	34,400	—	44,722
Proceeds from issuance of long‑term debt	40,000	—	—
Repayment of long‑term debt	(30,000)	—	—
Payment of debt financing costs	(3,460)	—	—
Payment of initial public offering costs	—	—	(522)
Proceeds from exercise of stock options	19	547	175
Payment of withholding taxes related to stock-based compensation to employees	(157)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	50	38	34
Net cash provided by financing activities	40,852	585	44,409
Effect of exchange rate on cash and cash equivalents	(144)	11	17
Net (decrease) increase in cash and cash equivalents	(1,912)	(30,463)	29,092
Cash and cash equivalents, beginning of year	43,931	74,394	45,302
Cash and cash equivalents, end of year	$42,019	$43,931	$74,394
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,394	$2,933	$2,980
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$7	$166	$3
Issuance of common stock for early exercised stock options	$—	$1	$3
Liability-classified stock-based compensation in accrued expenses and other current liabilities	$—	$—	$82
Reclassification of liability-classified stock-based compensation awards to equity-classified	$—	$82	$—
Operating lease ROU asset exchanged for operating lease liabilities	$1,376	$—	$—
Tenant improvement and deferred rent reclassified to operating lease liabilities	$380	$—	$—
Operating lease liabilities assumed for operating lease ROU assets	$1,756	$—	$—

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Notes to Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom. The Company is commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. OviTex Reinforced Tissue Matrix (“OviTex”), the Company’s first portfolio of products, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), the Company’s second portfolio of products, addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

The Company has been directly impacted by the COVID-19 pandemic since the onset of the pandemic in 2020. To date, among other impacts on the Company’s business related to the pandemic, physicians and their patients have been required by state mandates, or have chosen to, defer elective surgery procedures in which the Company’s products otherwise would be used. There remains uncertainty and lack of visibility regarding the Company’s near-term revenue growth prospects and product development plans due to the volatility in the frequency of surgical procedures using the Company’s products, including through labor and hospital staffing shortages and the allocation of hospital resources due to financial strain experienced during the COVID-19 pandemic. Although the Company continues to monitor developments related to hospital capacity and the volume of elective procedures, there is uncertainty regarding the pace to which surgical volumes will normalize to their pre-pandemic levels and the timing to address the backlog of deferred procedures. The full extent of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing capability, supply chain integrity, staffing availability, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $274.2 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the COVID-19 pandemic, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the war in Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant judgments are employed in estimates used to determine the recoverability of the carrying value of the Company’s inventory. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.

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

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the FDIC as receiver. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC released a joint statement confirming that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts.

In addition, on March 10, 2023, the Bank of England (the “BOE”) announced that it intended to seek the placement of Silicon Valley Bank UK Limited (“SVBUK”), an affiliate of SVB, into a Bank Insolvency Procedure, which ultimately results in the acquisition of SVBUK by HSBC UK Bank Plc (“HSBC") on March 13, 2023. The BOE confirmed that all depositors’ money with SVBUK is safe and secure as a result of the transaction, and that operations at SVBUK would continue as normal.

During the course of these events, a portion of the Company’s cash was held in accounts at SVB and SVBUK, with the remainder held at another high-credit-quality financial institution. We have recently established additional redundant accounts with another high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

As described in Note 11, the Company has licensed patents and other intellectual property from Aroa Biosurgery Ltd. (“Aroa”). As part of this agreement, Aroa is also the exclusive contract manufacturer of the Company’s OviTex portfolio of products. The inability of Aroa to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with Aroa, or an adverse change in their business, could materially impact future operating results.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents consist of investments in a money market fund. The Company’s cash and cash equivalents are carried at fair value.

Inventory

Inventory consists of finished goods and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. As of December 31, 2022 and 2021, the Company had $2.3 million and $1.7 million, respectively, in finished goods consigned to others.

Property and Equipment

Property and equipment are stated at the aggregate cost incurred to acquire and place the asset in service. Expenditures for routine maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. In 2022, 2021 and 2020, the Company recorded $0.8 million, $0.3 million and $0.3 million of amortization expense, respectively, related to intangible assets. At December 31, 2022, the remaining life of intangible assets was 6.6 years. The Company anticipates recognizing amortization expense of $0.4 million in each of the next five years and $0.5 million thereafter.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2022, 2021 or 2020.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Debt Issuance Costs

Debt issuance costs incurred in connection with debt (Note 6) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue when its customer obtains control of the promised good, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods. The Company performs the following five steps to recognize revenue under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

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

Revenue is recognized at the estimated net sales price which includes estimates of variable consideration. The Company enters into contracts with certain third-party payors for the payment of rebates with respect to the utilization of its products. These rebates are based on contractual percentages. The Company estimates and records rebates in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2022	2021	2020
OviTex	$28,879	$22,990	$15,093
OviTex PRS	12,431	6,473	3,120
Other	108	—	—
Total revenue	$41,418	$29,463	$18,213

Sales outside of the U.S. were $3.2 million or 8% of total revenue for the year ended December 31, 2022 and immaterial for the years ended December 31, 2021 and 2020.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Research and Development

Research and development costs are charged to expense as incurred and consist primarily of salaries, benefits, and other related costs, including stock-based compensation for personnel serving in the research and development functions as well as costs incurred with Aroa under development agreements related to technology transfer, laboratory materials and supplies. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. Costs incurred in obtaining patent and other intellectual property licenses or milestone payments from license agreements for which there are no alternative future uses are charged to expense as incurred.

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

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes (“ASC 740-10”), defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of income tax expense.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. Due to the related-party relationship of the OrbiMed Credit Facility (Note 6), it was impractical to determine the fair value of the debt.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Cash equivalents – money market fund	$39,010	$—	$—

December 31, 2021:
Cash equivalents – money market fund	$41,396	$—	$—

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the reporting period. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be antidilutive.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
	2022	2021	2020
Stock options (including shares subject to repurchase)	2,071,848	1,706,438	1,498,390
Unvested restricted stock units	311,991	163,043	—
Common stock warrants	88,556	88,556	88,556
Total	2,472,395	1,958,037	1,586,946

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements and related disclosures.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2022	2021
Lab equipment	5 Years	$2,635	$2,352
Furniture and fixtures	5 Years	274	242
Computer equipment and software	3 Years	604	468
Leasehold improvements	Lesser of useful life or lease term	2,309	1,881
Total		5,822	4,943
Less accumulated depreciation and amortization		(4,140)	(3,757)
Property and equipment, net		$1,682	$1,186

The cost of property and equipment at both December 31, 2022 and 2021 includes $0.2 million of equipment located at Aroa. Depreciation expense was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Compensation and related benefits	$6,420	$4,976
Third-party and professional fees	2,563	2,233
Amounts due to contract manufacturer	1,263	842
Current portion of operating lease liabilities	340	—
Research and development expenses	137	31
Other	146	79
Total accrued expenses and other current liabilities	$10,869	$8,161

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(6) Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
MidCap Term Loan	$40,000	$—
OrbiMed Term Loan (related party)	—	30,000
End of term charge	2,000	3,000
Unamortized end of term charge and issuance costs	(2,084)	(1,509)
Long-term debt	$39,916	$31,491

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2022 was $2.6 million, of which $0.4 million was related to the amortization of debt issuance costs.

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

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the year ended December 31, 2022. Interest expense associated with the OrbiMed Credit Facility recorded for the year ended December 31, 2022, was $1.5 million, of which $0.3 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the year ended December 31, 2021, was $3.6 million, of which $0.7 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the year ended December 31, 2020, was $3.6 million, of which $0.6 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

Public Stock Offerings

In June 2020, the Company sold 3,000,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $44.7 million after deducting underwriting discounts, commissions and other offering expenses.

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (“Piper”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through Piper as sales agent. No sales were made under the Equity Agreement during the years ended December 31, 2022, 2021 or 2020.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Warrants

The Company had the following warrants outstanding at December 31, 2022:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At December 31, 2022, 1,427,772 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreements and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2022	2021	2020
Sales and marketing	$1,373	$961	$696
General and administrative	2,029	1,542	1,030
Research and development	587	1,158	332
Total stock‑based compensation	$3,989	$3,661	$2,058

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2020	1,420,942	$10.35
Granted	175,086	15.03
Exercised	(27,783)	6.29
Canceled/forfeited	(70,037)	12.41
Outstanding at December 31, 2020	1,498,208	$10.87
Granted	468,000	14.80
Exercised	(77,154)	7.08
Canceled/forfeited	(182,645)	13.08
Outstanding at December 31, 2021	1,706,409	11.88
Granted	450,410	10.24
Exercised	(3,563)	5.51
Canceled/forfeited	(81,408)	13.13
Outstanding at December 31, 2022	2,071,848	$11.49	7.16
Vested and expected to vest at December 31, 2022	2,022,232	$11.48	7.12
Exercisable at December 31, 2022	1,237,751	$11.14	6.16

Included in outstanding options at December 31, 2022, were 381,125 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At December 31, 2022, the aggregate intrinsic value of outstanding options and exercisable options was $3.0 million and $2.3 million, respectively.

The 2012 Stock Incentive Plan provided the holders of stock options an election to early exercise prior to vesting. The Company had the right, but not the obligation, to repurchase early exercised options without transferring any appreciation to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the common stock. At December 31, 2022, all early exercised options had vested.

The following table summarizes activity relating to early exercise of stock options:

Number of
shares
Unvested balance at January 1, 2020	755
Vested	(306)
Forfeited	(267)
Unvested balance at December 31, 2020	182
Vested	(153)
Unvested balance at December 31, 2021	29
Vested	(29)
Unvested balance at December 31, 2022	—

The weighted average grant-date fair value per share of options granted was $6.55, $8.66 and $8.13 for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $16,000, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31,

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

2022, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

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

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	69.6%	63.9%	59.1%
Risk‑free interest rate	2.55%	0.99%	0.87%
Expected term (in years)	6.20	6.15	5.98

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) vest based on the terms in each award agreement and generally vest over four years. The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2021	—
Granted	194,232
Vested	(12,000)
Canceled/forfeited	(19,189)
Outstanding at December 31, 2021	163,043
Granted	197,950
Vested	(40,783)
Canceled/forfeited	(8,219)
Outstanding at December 31, 2022	311,991

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Included in outstanding RSUs at December 31, 2022, were 7,500 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $11.21 and $16.57 during the year ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of RSUs outstanding was $3.6 million and $2.1 million at December 31, 2022 and 2021, respectively. The total unrecognized compensation expense at December 31, 2022 related to RSUs was $2.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

(9) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary contributions made by the Company, if any, are determined annually by the board of directors. Effective January 1, 2020, the Company matched 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The Company’s contributions were $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The match was suspended from April to August 2020 due to COVID-19. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2022, 421,065 shares were available for future issuance under the ESPP. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions. As of December 31, 2022, 2021 and 2020, 4,523, 3,163 and 2,797 shares, respectively, have been issued under the ESPP.

(10) Income Taxes

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$55,091	$47,737
Research and development credits	623	623
Lease liability	387	—
Accrued expenses and other	4,425	1,356
Inventory reserve	372	171
Gross deferred tax asset	60,898	49,887
Deferred tax liabilities
Depreciation and amortization	(435)	(89)
Right of use asset	(302)	—
Gross deferred tax liability	(737)	(89)
Net deferred tax asset before valuation allowance	60,161	49,798
Valuation allowance	(60,161)	(49,798)
Net deferred tax asset	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

	December 31,
	2022	2021
NOL carryforwards
Federal	$212,314	$181,443
State	173,472	151,488

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2026 for state income tax purposes yet $100.7 million of the federal NOL carryforwards have no expiration. The Company recorded a valuation allowance on the deferred tax assets as of December 31, 2022 and 2021 because of the uncertainty of their realization. The valuation allowance increased by $10.4 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively, mainly due to losses incurred.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows:

	Year ended December 31,
	2022	2021	2020
Rate reconciliation
Federal tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State rate, net of federal benefit	(3.1)	(3.5)	(4.2)
Permanent differences	0.6	0.2	0.6
Research and development	—	0.4	0.7
Change in valuation allowance	23.4	24.2	24.0
Other	0.1	(0.3)	(0.1)
Total tax provision	—%	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the United Kingdom. Tax years 2019 and forward remain open for examination for federal and the Company’s more significant state tax jurisdictions. Carryforward attributes from prior years may be adjusted upon examination by taxing authorities if used in an open period.

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

Agreements with Aroa

In August 2012, the Company entered into a License, Product Development, and Supply Umbrella Agreement (“Aroa Agreement”) with Aroa. The Aroa Agreement provides the Company a license to patent rights and other intellectual property related to Aroa’s products and technologies for use in certain indications and expires on the expiration of the last patent covering the products (currently March 9, 2031). The Company has the right to extend the term of the agreement by an additional 10 years following the expiration of the last patent covering the products on commercially reasonable terms to be negotiated by the parties. This agreement initially limited the Company’s license rights to the U.S. but was subsequently amended in March 2013 to include certain countries in Europe including the United Kingdom and members of the European Union and certain former Union of Soviet Socialist Republic satellite nations. The Aroa Agreement required payments aggregating up to $4.0 million upon the achievement of U.S. and European cumulative product sales targets.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The Company paid $1.0 million to Aroa in 2018 related to one of the cumulative product sales targets and the remaining $2.0 million in 2019. The Company paid $1.0 million in 2022 related to the sales milestone payments in the European territory.

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

As of December 31, 2022, the Company had $1.0 million in purchase commitments with Aroa, $20.7 million in commitments with certain other suppliers to maintain exclusivity rights over time and $2.2 million milestone payments related to certain research and development arrangements which are currently deemed not probable as the timing and likelihood of such payments are not known with certainty.

Other Commitments

In November 2021, the Company entered into an exclusive distribution agreement with Next Science, a medical technology company, granting the Company exclusive rights to sell and market Next Science’s proprietary antimicrobial surgical wash in the U.S. plastic reconstructive surgery market. To maintain exclusivity, the Company had purchase commitments and annual license fees over a ten-year period.

In April 2022, the Company entered into an exclusive development and distribution partnership for Collagen Matrix, Inc.’s proprietary fibrillar collagen pack in the U.S. To maintain exclusivity, the Company has purchase commitments of $20.7 million over the remaining nine-year period.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

On January 1, 2022 and upon adoption of ASU 2016-02, the Company recorded an operating lease liability of $1.8 million and an operating lease ROU asset of $1.4 million related to the Malvern Lease. The Company also eliminated approximately $0.4 million of deferred rent and tenant allowance liabilities as of January 1, 2022 as these components are reflected as a reduction in the operating lease ROU asset.

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

The Company recognized $0.3 million of lease cost during the year ended December 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the year ended December 31, 2022, and this amount is included in operating activities in the consolidated statements of cash flows. As of December 31, 2022, the remaining lease term for the Malvern Lease is 5.5 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 (in thousands):

2023	$358
2024	366
2025	375
2026	383
2027	392
Thereafter	165
Total undiscounted future minimum lease payments	$2,039
Less imputed interest	(468)
Total operating lease liabilities	$1,571

At December 31, 2021, the Company’s future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2022 through 2026 and thereafter were as follows: $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2022, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.2 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

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
10.11

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-Q, filed on May 11, 2022).

10.12

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (time-based vesting) (incorporated by reference to exhibit 10.2 to the Company’s Report on Form 10-Q, filed on May 11, 2022).

10.13	Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (performance-based vesting) (filed herewith).
10.14	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.15	Amendment No. 1 to TELA Bio, Inc. 2019 Employee Stock Purchase Plan (filed herewith).
10.16	Form of TELA Bio, Inc. Inducement Award Agreement for Non-Qualified Stock Option (filed herewith).
10.17	Form of TELA Bio, Inc. Inducement Award Agreement for Restricted Stock Unit (filed herewith).
10.18	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (filed herewith).
10.19

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Antony Koblish (incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.20	Employment Agreement, dated January 17, 2020, by and between the Company and Peter Murphy (incorporated by reference to exhibit 10.26 to the Company’s Report on Form 10-K, filed on March 30, 2020).
10.21	Employment Agreement, dated August 27, 2021, by and between the Company and Roberto Cuca (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K, filed on September 27, 2021).
10.22	Employment Agreement, dated September 15, 2020, by and between the Company and Paul Talmo (incorporated by reference to exhibit 10.19 to the Company’s Report on Form 10-K, filed on March 23, 2022).
10.23

Credit and Security Agreement, dated as of May 26, 2022, by and among TELA Bio, Inc., MidCap Financial Trust and the lenders from time to time party thereto (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K, filed on May 31, 2022).

10.24*

Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated July 16, 2015, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.25*

Amendment to Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated November 26, 2015, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.26*

Amendment to Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated January 3, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.27*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 27, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.22 on the Company’s Report on Form 10-K filed on March 30, 2020).

10.28*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated February 15, 2020, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.2 on the Company’s Report on Form 10-Q filed on May 15, 2020).

10.29

Lease between the Company and Liberty Property Limited Partnership, dated January 31, 2013 (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.30

First Amendment to Lease between the Company and Liberty Property Partnership, dated June 19, 2014 (incorporated by reference to exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.31

Second Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated January 17, 2018 (incorporated by reference to exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.32

Third Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated December 22, 2020 (incorporated by reference to exhibit 10.29 to the Company’s Report on Form 10-K, filed on March 25, 2021).

10.33	Equity Distribution Agreement, dated December 18, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 (File No. 333-251505) filed on December 18, 2020).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
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
Name: Antony Koblish
Title: President, Chief Executive Officer and Director Date: March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Antony Koblish

/s/ ROBERTO CUCA	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 23, 2023
Roberto Cuca

/s/ MEGAN SMEYKAL	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 23, 2023
Megan Smeykal

/s/ DOUG EVANS	Chairman, Board of Directors	March 23, 2023
Doug Evans

/s/ KURT AZARBARZIN	Director	March 23, 2023
Kurt Azarbarzin

/s/ VINCE BURGESS	Director	March 23, 2023
Vince Burgess

/s/ LISA COLLERAN	Director	March 23, 2023
Lisa Colleran

/s/ JOHN NOSENZO	Director	March 23, 2023
John Nosenzo

/s/ FEDERICA O’BRIEN	Director	March 23, 2023
Federica O’Brien