Form 10-Q
period 2023-03-31
TELA Bio, Inc.
filed 2023-05-11
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39130

TELA Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5320061 (I.R.S. Employer Identification No.)

1 Great Valley Parkway, Suite 24 Malvern, Pennsylvania (Address of principal executive offices)	19355 (Zip Code)

(484) 320-2930
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TELA	The Nasdaq Global Market

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

As of May 5, 2023, the registrant had 24,447,187 shares of Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may, through our officers and other authorized representatives, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our communications with our stockholders.

Forward-looking statements are neither statements of historical facts nor assurances of future performance, but instead discuss the future of our business, operations, future financial performance and financial condition, plans, anticipated growth strategies, anticipated or perceived trends in our business, the industry in which we operate or the broader economy, and other objectives of management. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would,” the negative of such terms, and other similar expressions although not all forward-looking statements contain these identifying words.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the ongoing and possible future effects arising from the COVID-19 pandemic, or other pandemics, epidemics or outbreaks of a contagious illness, and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and inflation, impacting our business, financial condition, results of operations and cash flows;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex portfolio products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

You should refer to the section titled “Risk Factors” in our Annual Report, this Quarterly Report and any subsequent Quarterly Reports for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,124	$42,019
Accounts receivable, net	6,654	6,621
Inventory	15,105	11,792
Prepaid expenses and other assets	1,619	2,015
Total current assets	53,502	62,447
Property and equipment, net	1,695	1,682
Intangible assets, net	2,404	2,499
Right-of-use assets	1,187	1,227
Total assets	$58,788	$67,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,216	$1,534
Accrued expenses and other current liabilities	9,190	10,869
Total current liabilities	14,406	12,403
Long‑term debt	40,063	39,916
Other long‑term liabilities	1,178	1,231
Total liabilities	55,647	53,550

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 19,227,777 and 19,165,027 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	289,254	288,361
Accumulated other comprehensive income	120	150
Accumulated deficit	(286,252)	(274,225)
Total stockholders’ equity	3,141	14,305
Total liabilities and stockholders’ equity	$58,788	$67,855

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue	$11,909	$8,231
Cost of revenue (excluding amortization of intangible assets)	3,916	3,156
Amortization of intangible assets	95	76
Gross profit	7,898	4,999
Operating expenses:
Sales and marketing	13,466	9,378
General and administrative	3,634	3,458
Research and development	2,052	2,007
Total operating expenses	19,152	14,843
Loss from operations	(11,254)	(9,844)
Other expense:
Interest expense	(1,246)	(911)
Other income (expense)	473	(107)
Total other expense	(773)	(1,018)
Net loss	$(12,027)	$(10,862)
Net loss per common share, basic and diluted	$(0.63)	$(0.75)
Weighted average common shares outstanding, basic and diluted	19,185,621	14,538,864
Comprehensive loss:
Net loss	$(12,027)	$(10,862)
Foreign currency translation adjustment	(30)	47
Comprehensive loss	$(12,057)	$(10,815)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)	$14,305
Vesting of share-based awards and exercise of stock options	88,588	—	44	—	—	44
Shares withheld for employee taxes	(25,838)	—	(279)	—	—	(279)
Foreign currency translation adjustment	—	—	—	(30)	—	(30)
Stock‑based compensation expense	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	(12,027)	(12,027)
Balance at March 31, 2023	19,227,777	$19	$289,254	$120	$(286,252)	$3,141

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2022	14,529,577	$15	$250,064	$(52)	$(229,929)	$20,098
Vesting of common stock previously subject to repurchase	27	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	40,062	—	7	—	—	7
Shares withheld for employee taxes	(12,918)	—	(153)	—	—	(153)
Foreign currency translation adjustment	—	—	—	47	—	47
Stock‑based compensation expense	—	—	901	—	—	901
Net loss	—	—	—	—	(10,862)	(10,862)
Balance at March 31, 2022	14,556,748	$15	$250,819	$(5)	$(240,791)	$10,038

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,027)	$(10,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	120	78
Noncash interest expense	147	178
Amortization of intangible assets	95	76
Net changes in operating lease ROU assets and liabilities	(10)	(8)
Inventory excess and obsolescence charge	576	845
Stock‑based compensation expense	1,128	901
Change in operating assets and liabilities:
Accounts receivable, net	(18)	(85)
Inventory	(3,860)	(3,505)
Prepaid expenses and other current assets	398	497
Accounts payable	3,662	3,274
Accrued expenses and other current and long-term liabilities	(1,691)	(1,920)
Foreign currency remeasurement loss	(94)	101
Net cash used in operating activities	(11,574)	(10,430)
Cash flows from investing activities:
Purchase of property and equipment	(115)	(336)
Net cash used in investing activities	(115)	(336)
Cash flows from financing activities:
Proceeds from exercise of stock options	44	7
Payment of withholding taxes related to stock-based compensation to employees	(279)	(153)
Net cash used in financing activities	(235)	(146)
Effect of exchange rate on cash and cash equivalents	29	(3)
Net decrease in cash and cash equivalents	(11,895)	(10,915)
Cash and cash equivalents, beginning of period	42,019	43,931
Cash and cash equivalents, end of period	$30,124	$33,016
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,099	$733
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$18	$16
Operating lease ROU asset exchanged for operating lease liabilities	$—	$1,374
Tenant improvement and deferred rent reclassified to operating lease liabilities	$—	$380
Operating lease liabilities assumed for operating lease ROU assets	$—	$(1,754)

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $286.3 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

Subsequent to March 31, 2023, the Company completed an additional underwritten public offering which is described in Note 10, Subsequent Event.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the COVID-19 pandemic, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the ongoing war in Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the U.S. as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”), an entity recognizes revenue when its customer obtains control of the promised good, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods. The Company performs the following five steps to recognize revenue under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

A significant portion of the Company’s revenue is generated from product shipped to customers or from consigned inventory maintained at hospitals or other surgical facilities. Revenue from the sale of consigned products is recognized when control is transferred to the customer, which occurs at the time the product is used in a surgical procedure. For product that is not held on consignment, the Company recognizes revenue when control transfers to the customer, which occurs at the time the product is shipped or delivered. For all of the Company’s customer contracts, the only identified performance obligation is providing the product to the customer.

Revenue is recognized at the estimated net sales price which includes estimates of variable consideration. The Company enters into contracts with certain third-party payors for the payment of rebates with respect to the utilization of its

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended March 31,
	2023	2022
OviTex	$8,023	$5,661
OviTex PRS	3,861	2,548
Other	25	22
Total revenue	$11,909	$8,231

Sales outside of the U.S. were $1.0 million for the three months ended March 31, 2023 and immaterial for the three months ended March 31, 2022.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s current Credit and Security Agreement approximated its fair value due to its variable interest rate.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Cash equivalents – money market fund	$26,075	$—	$—

December 31, 2022:
Cash equivalents – money market fund	$39,010	$—	$—

Net loss per common share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the reporting period. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they would be antidilutive.

	Three months ended March 31,
	2023	2022
Stock options (including shares subject to repurchase)	2,222,424	1,886,083
Unvested restricted stock units	774,629	294,130
Common stock warrants	88,556	88,556
Total	3,085,609	2,268,769

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The standard was effective for the Company beginning January 1, 2023, and the adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The Company's lease does not provide an implicit rate, and therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used an incremental borrowing rate of 9.75% to discount the Malvern Lease payments included in the operating lease liabilities recognized.

The Company recognized $0.1 million of lease cost during both the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for both the three months ended March 31, 2023 and 2022, and this amount is included in operating activities in the consolidated statements of cash flows. As of March 31, 2023, the remaining lease term for the Malvern Lease is 5.2 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of March 31, 2023 (in thousands):

Remainder of 2023	$270
2024	366
2025	375
2026	383
2027	392
Thereafter	164
Total undiscounted future minimum lease payments	$1,950
Less imputed interest	(430)
Total operating lease liabilities	$1,520

As of March 31, 2023, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.2 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and related benefits	$4,497	$6,420
Third-party and professional fees	2,662	2,563
Amounts due to contract manufacturer	1,435	1,263
Current portion of operating lease liabilities	342	340
Research and development expenses	98	137
Other	156	146
Total accrued expenses and other current liabilities	$9,190	$10,869

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
MidCap Term Loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,937)	(2,084)
Long-term debt	$40,063	$39,916

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent, and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, the Company borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility (described below) and intends to use the remaining proceeds to fund operations and other general corporate purposes. The Company will be eligible to borrow Tranche 2 at the Company’s option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2023 was $1.2 million, of which $0.1 million was related to the amortization of debt issuance costs.

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

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. Interest expense associated with the OrbiMed Credit Facility recorded for the three months ended March 31, 2022 was $0.9 million, of which $0.2 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co (the “Sales Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Sales Agent. No sales were made under the Equity Agreement during the three months ended March 31, 2023.

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

The Company had the following warrants outstanding to purchase common stock at March 31, 2023:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At March 31, 2023, 758,780 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2023	2022
Sales and marketing	$401	$307
General and administrative	554	464
Research and development	173	130
Total stock‑based compensation	$1,128	$901

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years. The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2023	2,071,848	11.49
Granted	180,800	10.53
Exercised	(9,922)	4.44
Canceled/forfeited	(20,302)	11.77
Outstanding at March 31, 2023	2,222,424	$11.44	7.12
Vested and expected to vest at March 31, 2023	2,165,187	$11.44	7.07
Exercisable at March 31, 2023	1,354,140	$11.34	6.07

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Included in outstanding options at March 31, 2023, were 379,225 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At March 31, 2023, the aggregate intrinsic value of both outstanding options and exercisable options was $2.4 million.

The weighted average grant-date fair value per share of options granted was $7.22 during the three months ended March 31, 2023. The aggregate intrinsic value of options exercised was $60,000 for the three months ended March 31, 2023. At March 31, 2023, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.5 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

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

Expected volatility – Due to the Company’s limited operating history and lack of sufficient company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers, as well as the Company’s, whose share prices are publicly available.

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Three months ended
March 31, 2023
Expected dividend yield	—
Expected volatility	73.6%
Risk‑free interest rate	4.04%
Expected term (in years)	6.26

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). During the three months ended March 31, 2023, the Company granted 295,650 service-based awards at a weighted average grant-date fair value of $10.77 per RSU. Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. During the three months ended March 31, 2023, the Company granted 225,208 performance-based RSUs at a weighted average grant-date fair value of $11.09 per RSU. Vesting of these performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based RSUs during the three months ended March 31, 2023.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes RSUs for the Plan:

Number of
shares
Unvested balance at January 1, 2023	311,991
Granted	520,858
Vested	(78,666)
Canceled/forfeited	(2,075)
Outstanding at March 31, 2023	752,108

Included in outstanding RSUs at March 31, 2023, were 17,350 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The aggregate intrinsic value of RSUs outstanding was $8.0 million at March 31, 2023. The total unrecognized compensation expense at March 31, 2023 related to RSUs was $5.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.4 years.

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

(10) Subsequent Event

On April 21, 2023, the Company completed an underwritten public offering in which the Company issued and sold 5,219,190 shares of its common stock at a public offering price of $9.50 per share. The Company received net proceeds of approximately $46.4 million after deducting underwriting discounts, commissions and other offering expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report filed with the SEC on March 23, 2023. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our OviTex products have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), which clearance was obtained and is currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance, which expands the OviTex PRS portfolio to include OviTex PRS Long-Term Resorbable. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a premarket approval, rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue restoration portfolio, including through the development of complimentary solutions targeting surgical wound management and infection control. In January 2023, we announced an exclusive development and distribution partnership with Regenity Biosciences, pursuant to which we launched the commercialization of our NIVIS Fibrillar Collagen Pack, an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding. We also previously commercialized through a distribution agreement with Next Science Technologies Pty Limited, a proprietary antimicrobial surgical wash in the U.S. plastic reconstructive market. We are assessing additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

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

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of March 31, 2023, we had 73 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex product and plan to continue to contract with additional GPOs and other integrated delivery networks to increase access to and penetration of hospital accounts.

We are currently devoting research and development resources to develop additional versions of our OviTex hernia product lines, including self-adhering technology to further enhance product compatibility in robotic procedures, as well as additional versions of our OviTex PRS product lines. We are also working to develop new product features and designs for both our existing OviTex and OviTex PRS products. Additionally, we are exploring new packaging technology to increase the shelf life of our OviTex and OviTex PRS products. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment of single digit percentage royalties or other product acquisition costs.

Our business was directly impacted by the COVID-19 pandemic. We experienced volatility in demand for our products which primarily resulted from government and hospital restrictions, as well as patient health and safety concerns, decreasing the volume of elective procedures using our products. We anticipate that procedure volumes will continue to normalize to pre-pandemic levels yet we continue to monitor the potential impact of the COVID-19 pandemic on labor and hospital staffing levels, procedural volumes and ultimately on our results.

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $3.7 million, or 45%, from $8.2 million for the three months ended March 31, 2022 to $11.9 million for the three months ended March 31, 2023. Our net loss increased by $1.2 million, or 11%, from $10.9 million for the three months ended March 31, 2022 to $12.0 million for the three months ended March 31, 2023. We have not been profitable since inception and as of March 31, 2023, we had an accumulated deficit of $286.3 million. We expect to incur losses for the foreseeable future.

Business Update Regarding Macroeconomic Conditions and COVID-19

Our business, results of operations and commercial operations have been impacted by macroeconomic conditions, including the COVID-19 pandemic, as well as, to a lesser extent, inflationary pressures, fluctuations in foreign currency in the jurisdictions in which we operate, banking instability and geopolitical conflicts. These factors have and may continue to impact us in the following ways:

COVID-19: We have been directly impacted by the COVID-19 pandemic since the onset of the pandemic in 2020. Over the past year, regional surges of the COVID-19 Omicron variant resulted in some government restrictions on elective procedures and surgical staffing challenges leading to the deferral of elective surgeries and lower surgical procedural volumes overall. While we anticipate the normalization of surgical procedures to pre-pandemic levels, the pace of increased procedural volume remains unknown as hospitals allocate to address staffing shortages to prioritize any backlog of non-elective procedures. Additionally, other labor and financial strains on healthcare systems may continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of potential long-term and wide-spread recession, further economic downturn or banking instability and geopolitical issues, including the ongoing war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world. As a result, we have experienced high volatility in our stock price over the prior year. Continued uncertainty and perception of worsening market conditions could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

Financial Strain: Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets, including the financial strain suffered by hospital customers during the COVID-19 pandemic, may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

Components of Our Results of Operations

Revenue

Substantially all our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales either when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although it is unclear at this point what long-term effect the COVID-19 pandemic and macroeconomic pressures will have on our ability to continue to generate revenue and expand our customer base.

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

Other Income (Expense)

Other income (expense) consists primarily of income earned on our cash and cash equivalents offset by miscellaneous tax expenses and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,		Change
	2023	2022	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$11,909	$8,231	$3,678	45%
Cost of revenue (excluding amortization of intangible assets)	3,916	3,156	760	24
Amortization of intangible assets	95	76	19	25
Gross profit	7,898	4,999	2,899	58
Gross margin	66%	61%
Operating expenses:
Sales and marketing	13,466	9,378	4,088	44
General and administrative	3,634	3,458	176	5
Research and development	2,052	2,007	45	2
Total operating expenses	19,152	14,843	4,309	29
Loss from operations	(11,254)	(9,844)	(1,410)	14
Other expense:
Interest expense	(1,246)	(911)	(335)	37
Other income (expense)	473	(107)	580	NM
Total other expense	(773)	(1,018)	245	(24)
Net loss	$(12,027)	$(10,862)	$(1,165)	11%

Revenue

Revenue increased by $3.7 million, or 45%, to $11.9 million for the three months ended March 31, 2023 from $8.2 million for the three months ended March 31, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, the addition of new customers, increased penetration within existing customer accounts and stronger international sales. During the three months ended March 31, 2023, we sold 2,850 units of OviTex as compared to 2,042 units of OviTex during the three months ended March 31, 2022, a 40% increase in unit sales volume. Additionally, we sold 768 units of OviTex PRS during the three months ended March 31, 2023 as compared to 471 units during the three months ended March 31, 2022, a 63% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million, or 24%, to $3.9 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets increased by $19,000, or 25% to $95,000 for the three months ended March 31, 2023 from $76,000 for the three months ended March 31, 2022. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in the increase in amortization.

Gross Margin

Gross margin increased to 66% for the three months ended March 31, 2023 from 61% for the three months ended March 31, 2022. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $4.1 million, or 44%, to $13.5 million for the three months ended March 31, 2023 from $9.4 million for the three months ended March 31, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $0.2 million, or 5%, to $3.6 million for the three months ended March 31, 2023 from $3.5 million for the three months ended March 31, 2022. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount and higher bad debt expense which offset a decrease in insurance expense.

Research and Development

Research and development expenses increased slightly to $2.1 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount and increased consulting which offset a decrease in outsourced development.

Interest Expense

Interest expense increased by $0.3 million, or 37%, to $1.2 million for the three months ended March 31, 2023 from $0.9 million for the three months ended March 31, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Other Income (Expense)

Other income increased $0.6 million to $0.5 million for the three months ended March 31, 2023. The increase was primarily due to higher interest income and favorable foreign currency translation adjustments.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash and cash equivalents of $30.1 million, working capital of $39.1 million and an accumulated deficit of $286.3 million. As of December 31, 2022, we had cash and cash equivalents of $42.0 million, working capital of $50.0 million and an accumulated deficit of $274.2 million.

In August 2022, we completed an underwritten public offering in which we issued and sold 4,600,000 shares of our common stock at a public offering price of $8.00 per share. We received net proceeds of $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

Subsequent to the end of the first quarter of 2023, we completed an underwritten public offering on April 21, 2023 in which we issued and sold 5,219,190 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of approximately $46.4 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2023, we had $40.0 million of borrowings outstanding under the MidCap Credit Agreement. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intends to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (the “Agent”) in connection with the establishment of an at-the-market offering program under which it may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the three months ended March 31, 2023. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic, recent banking instability or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash used in operating activities	$(11,574)	$(10,430)
Cash used in investing activities	(115)	(336)
Cash used in financing activities	(235)	(146)
Effect of exchange rate change on cash and cash equivalents	29	(3)
Net decrease in cash and cash equivalents	$(11,895)	$(10,915)

Operating Activities

During the three months ended March 31, 2023, we used $11.6 million of cash in operating activities, resulting from our net loss of $12.0 million and the change in operating assets and liabilities of $1.6 million, offset by non-cash charges of $2.1 million. Our non-cash charges were comprised of stock-based compensation expense of $1.1 million, our excess and obsolete inventory charge of $0.6 million, depreciation and amortization expense of $0.2 million and noncash interest expense of $0.1 million. The change in our operating assets and liabilities was primarily related to increases in inventory and decreases in accrued expenses and other current and long-term liabilities partially offset by increases in accounts payable.

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

Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $0.1 million consisting of purchases of property and equipment.

During the three months ended March 31, 2022, cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $0.2 million, consisting primarily of the payment of withholding taxes related to stock-based compensation to employees.

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

Contractual Obligations and Commitments

As of March 31, 2023, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the FDIC as receiver. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve and the FDIC released a joint statement confirming that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. On March 27, 2023, First Citizens BancShares, Inc. announced that it had purchased all of the assets and liabilities of SVB.

In addition, on March 10, 2023, the Bank of England (the “BOE”) announced that it intended to seek the placement of Silicon Valley Bank UK Limited (“SVBUK”), an affiliate of SVB, into a Bank Insolvency Procedure, which ultimately resulted in the acquisition of SVBUK by HSBC UK Bank Plc (“HSBC") on March 13, 2023. The BOE confirmed that all depositors’ money with SVBUK is safe and secure as a result of the transaction, and that operations at SVBUK would continue as normal.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.1 million increase to our interest expense for the three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

TELA BIO, INC.

Date: May 11, 2023	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 11, 2023	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: May 11, 2023	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)