Form 10-Q
period 2023-06-30
TELA Bio, Inc.
filed 2023-08-10
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 24,487,451 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$65,266	$42,019
Accounts receivable, net	7,894	6,621
Inventory	14,098	11,792
Prepaid expenses and other assets	1,910	2,015
Total current assets	89,168	62,447
Property and equipment, net	1,764	1,682
Intangible assets, net	2,309	2,499
Right-of-use assets	1,145	1,227
Total assets	$94,386	$67,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,250	$1,534
Accrued expenses and other current liabilities	10,795	10,869
Total current liabilities	13,045	12,403
Long‑term debt	40,212	39,916
Other long‑term liabilities	1,124	1,231
Total liabilities	54,381	53,550

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,475,504 and 19,165,027 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	24	19
Additional paid-in capital	336,939	288,361
Accumulated other comprehensive income	84	150
Accumulated deficit	(297,042)	(274,225)
Total stockholders’ equity	40,005	14,305
Total liabilities and stockholders’ equity	$94,386	$67,855

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$14,494	$10,406	$26,403	$18,637
Cost of revenue (excluding amortization of intangible assets)	4,198	3,318	8,114	6,474
Amortization of intangible assets	95	538	190	614
Gross profit	10,201	6,550	18,099	11,549
Operating expenses:
Sales and marketing	14,577	11,055	28,043	20,433
General and administrative	3,472	3,630	7,106	7,088
Research and development	2,514	2,102	4,566	4,109
Total operating expenses	20,563	16,787	39,715	31,630
Loss from operations	(10,362)	(10,237)	(21,616)	(20,081)
Other expense:
Interest expense	(1,298)	(934)	(2,544)	(1,845)
Loss on extinguishment of debt	—	(1,228)	—	(1,228)
Other income (expense)	870	(342)	1,343	(449)
Total other expense	(428)	(2,504)	(1,201)	(3,522)
Net loss	$(10,790)	$(12,741)	$(22,817)	$(23,603)
Net loss per common share, basic and diluted	$(0.46)	$(0.88)	$(1.08)	$(1.62)
Weighted average common shares outstanding, basic and diluted	23,239,262	14,557,453	21,223,639	14,548,210
Comprehensive loss:
Net loss	$(10,790)	$(12,741)	$(22,817)	$(23,603)
Foreign currency translation adjustment	(36)	134	(66)	181
Comprehensive loss	$(10,826)	$(12,607)	$(22,883)	$(23,422)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2023	19,227,777	$19	$289,254	$120	$(286,252)	$3,141
Vesting of share-based awards and exercise of stock options	28,650	—	56	—	—	56
Shares withheld for employee taxes	(113)	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Stock‑based compensation expense	—	—	1,294	—	—	1,294
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(10,790)	(10,790)
Balance at June 30, 2023	24,475,504	$24	$336,939	$84	$(297,042)	$40,005

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)	$14,305
Vesting of share-based awards and exercise of stock options	117,238	—	100	—	—	100
Shares withheld for employee taxes	(25,951)	—	(280)	—	—	(280)
Foreign currency translation adjustment	—	—	—	(66)	—	(66)
Stock‑based compensation expense	—	—	2,422	—	—	2,422
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(22,817)	(22,817)
Balance at June 30, 2023	24,475,504	$24	$336,939	$84	$(297,042)	$40,005

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at April 1, 2022	14,556,748	$15	$250,819	$(5)	$(240,791)	$10,038
Vesting of common stock previously subject to repurchase	2	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	810	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	134	—	134
Stock‑based compensation expense	—	—	1,022	—	—	1,022
Net loss	—	—	—	—	(12,741)	(12,741)
Balance at June 30, 2022	14,557,560	$15	$251,846	$129	$(253,532)	$(1,542)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2022	14,529,577	$15	$250,064	$(52)	$(229,929)	$20,098
Vesting of common stock previously subject to repurchase	29	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	40,872	—	12	—	—	12
Shares withheld for employee taxes	(12,918)	—	(153)	—	—	(153)
Foreign currency translation adjustment	—	—	—	181	—	181
Stock‑based compensation expense	—	—	1,923	—	—	1,923
Net loss	—	—	—	—	(23,603)	(23,603)
Balance at June 30, 2022	14,557,560	$15	$251,846	$129	$(253,532)	$(1,542)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,817)	$(23,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	239	161
Noncash interest expense	296	359
Noncash loss on extinguishment of debt	—	1,228
Amortization of intangible assets	190	614
Net changes in operating lease ROU assets and liabilities	(22)	(17)
Inventory excess and obsolescence charge	704	1,193
Stock‑based compensation expense	2,422	1,923
Change in operating assets and liabilities:
Accounts receivable, net	(1,219)	(1,115)
Inventory	(2,936)	(3,987)
Prepaid expenses and other current assets	107	920
Accounts payable	651	(411)
Accrued expenses and other current and long-term liabilities	(104)	216
Foreign currency remeasurement (gain) loss	(349)	403
Net cash used in operating activities	(22,838)	(22,116)
Cash flows from investing activities:
Purchase of property and equipment	(272)	(536)
Net cash used in investing activities	(272)	(536)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	46,354	—
Proceeds from issuance of long‑term debt	—	40,000
Repayment of long‑term debt	—	(30,000)
Payment of debt financing costs	—	(3,357)
Proceeds from exercise of stock options	100	12
Payment of withholding taxes related to stock-based compensation to employees	(280)	(153)
Net cash provided by financing activities	46,174	6,502
Effect of exchange rate on cash and cash equivalents	183	(56)
Net increase (decrease) in cash and cash equivalents	23,247	(16,206)
Cash and cash equivalents, beginning of period	42,019	43,931
Cash and cash equivalents, end of period	$65,266	$27,725
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,248	$1,486
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$49	$146
Offering costs in accounts payable and accrued expenses and other current liabilities	$13	$103
Intangible asset in accrued expenses and other liabilities	$—	$1,000
Operating lease ROU asset exchanged for operating lease liabilities	$—	$1,376
Tenant improvement and deferred rent reclassified to operating lease liabilities	$—	$380
Operating lease liabilities assumed for operating lease ROU assets	$—	$1,756

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $297.0 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

On April 21, 2023, the Company completed an underwritten public offering in which the Company sold 5,219,190 shares of its common stock (including 469,190 shares sold pursuant to the underwriters’ overallotment option on May 5, 2023) at a public offering price of $9.50 per share, receiving net proceeds of approximately $46.3 million after deducting underwriting discounts, commissions and other offering expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the ongoing war in Ukraine, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to generally

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

obtaining a contract with a customer (e.g., sales commissions) when incurred as the period of benefit is less than one year. Fees charged to customers for shipping are recognized as revenue.

The following table presents revenue disaggregated by our portfolio of products (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
OviTex	$10,058	$7,028	$18,081	$12,689
OviTex PRS	4,390	3,353	8,251	5,901
Other	46	25	71	47
Total revenue	$14,494	$10,406	$26,403	$18,637

Sales outside of the U.S. were $1.5 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and immaterial for the three and six months ended June 30, 2022.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Cash equivalents – money market fund	$61,635	$—	$—

December 31, 2022:
Cash equivalents – money market fund	$39,010	$—	$—

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

	Three and Six months ended June 30,
	2023	2022
Stock options (including shares subject to repurchase)	2,218,832	1,959,437
Unvested restricted stock units	781,011	309,767
Common stock warrants	88,556	88,556
Total	3,088,399	2,357,760

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

The Company recognized $0.1 million and $0.2 million of lease cost during both the three and six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.2 million for both the three and six months ended June 30, 2023 and 2022, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. As of June 30, 2023, the remaining lease term for the Malvern Lease is 5.0 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2023 (in thousands):

Remainder of 2023	$181
2024	366
2025	375
2026	383
2027	392
Thereafter	164
Total undiscounted future minimum lease payments	$1,861
Less imputed interest	(394)
Total operating lease liabilities	$1,467

As of June 30, 2023, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.1 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and related benefits	$6,235	$6,420
Third-party and professional fees	2,220	2,563
Amounts due to contract manufacturer	1,629	1,263
Current portion of operating lease liabilities	343	340
Research and development expenses	115	137
Other	253	146
Total accrued expenses and other current liabilities	$10,795	$10,869

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
MidCap Term Loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,788)	(2,084)
Long-term debt	$40,212	$39,916

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the three and six months ended June 30, 2023 was $1.3 million and $2.5 million, respectively, of which $0.2 million and $0.3 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for both the three and six months ended June 30, 2022 was $0.3 million, of which $0.1 million was related to the amortization of debt issuance costs.

OrbiMed Term Loan (Related Party)

In November 2018, the Company entered into a senior secured term loan facility with OrbiMed (the “OrbiMed Credit Facility”), a related party as the lender is affiliated with a stockholder of the Company, which consisted of up to $35.0 million in term loans (the “OrbiMed Term Loans”). The OrbiMed Term Loans consisted of two tranches, a $30.0 million Tranche 1 (“First Tranche”) and a $5.0 million Tranche 2 (“Second Tranche”). In November 2018, the Company borrowed $30.0 million of the First Tranche. The Company elected not to borrow the Second Tranche prior to its expiration on December 31, 2019. On May 26, 2022, the Company entered into the MidCap Credit Agreement and upon closing used a portion of the proceeds to repay all borrowings under the OrbiMed Credit Facility.

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the three months ended June 30, 2022. Interest expense associated with the OrbiMed Credit Facility recorded for the three and six months ended June 30, 2022 was $0.6 million and $1.5 million, respectively, of which $0.1 million and $0.3 million, respectively, was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (the “Sales Agent”) in connection with the establishment of an at-the-market offering program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Sales Agent. No sales were made under the Equity Agreement during the six months ended June 30, 2023.

In August 2022, the Company completed an underwritten public offering in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of approximately $34.4 million after deducting underwriting discounts, commissions and other offering expenses.

In April 2023, the Company completed an underwritten public offering in which the Company issued and sold 5,219,190 shares of its common stock (including 469,190 shares sold pursuant to the underwriters’ overallotment option in May

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

2023) at a public offering price of $9.50 per share. The Company received net proceeds of approximately $46.3 million after deducting underwriting discounts, commissions and other offering expenses.

Warrants

The Company had the following warrants outstanding to purchase common stock at June 30, 2023:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At June 30, 2023, 718,453 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales and marketing	$467	$340	$868	$647
General and administrative	637	535	1,191	999
Research and development	190	147	363	277
Total stock‑based compensation	$1,294	$1,022	$2,422	$1,923

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2023	2,071,848	$11.49
Granted	212,960	10.50
Exercised	(19,429)	5.17
Canceled/forfeited	(46,547)	11.03
Outstanding at June 30, 2023	2,218,832	$11.46	6.97
Vested and expected to vest at June 30, 2023	2,170,777	$11.46	6.93
Exercisable at June 30, 2023	1,456,572	$11.36	6.08

Included in outstanding options at June 30, 2023, were 366,369 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At June 30, 2023, the aggregate intrinsic value of both outstanding options and exercisable options was $2.0 million.

The weighted average grant-date fair value per share of options granted was $7.19 during the six months ended June 30, 2023. The aggregate intrinsic value of options exercised was $35,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. At June 30, 2023, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $5.0 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.4 years.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Six months ended
June 30, 2023
Expected dividend yield	—
Expected volatility	74.3%
Risk‑free interest rate	3.99%
Expected term (in years)	6.15

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). During the six months ended June 30, 2023, the Company granted 348,110 service-based awards at a weighted average grant-date fair value of $10.65 per RSU. Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. During the six months ended June 30, 2023, the Company granted 225,208 performance-based RSUs at a weighted average grant-date fair value of $11.09 per RSU. Vesting of these performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based RSUs during the six months ended June 30, 2023. The following table summarizes RSUs for the Plan:

Number of
shares
Unvested balance at January 1, 2023	311,991
Granted	573,318
Vested	(97,809)
Canceled/forfeited	(6,489)
Outstanding at June 30, 2023	781,011

Included in outstanding RSUs at June 30, 2023, were 44,600 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The aggregate intrinsic value of RSUs outstanding was $7.9 million at June 30, 2023. The total unrecognized compensation expense at June 30, 2023 related to RSUs was $5.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.2 years.

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

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over thirty published or presented works relating to these clinical findings, either by us or a third-party evaluating the OviTex product. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”) were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study and other current clinical initiatives, we also commenced enrollment in May 2021 for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

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

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of June 30, 2023, we had 78 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex product and plan to continue to contract with additional GPOs and other integrated delivery networks to increase access to and penetration of hospital accounts.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $4.1 million, or 39%, from $10.4 million for the three months ended June 30, 2022 to $14.5 million for the three months ended June 30, 2023 and by $7.8 million, or 42%, from $18.6 million for the six months ended June 30, 2022 to $26.4 million for the six months ended June 30, 2023. Our net loss decreased by $2.0 million, or 15%, from $12.7 million for the three months ended June 30, 2022 to $10.8 million for the three months ended June 30, 2023 and by $0.8 million, or 3%, from $23.6 million for the six months ended June 30, 2022 to $22.8 million for the six months ended June 30, 2023. We have not been profitable since inception and as of June 30, 2023, we had an accumulated deficit of $297.0 million. We expect to incur losses for the foreseeable future.

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

General Economic Uncertainty: Continued concerns about the systemic impact of potential long-term and wide-spread recession, increasing interest rates, further economic downturn or banking instability and geopolitical issues, including the ongoing war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world. As a result, we have experienced high volatility in our stock price over the prior year. Continued

uncertainty and perception of worsening market conditions could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three months ended June 30,		Change
	2023	2022	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$14,494	$10,406	$4,088	39%
Cost of revenue (excluding amortization of intangible assets)	4,198	3,318	880	27
Amortization of intangible assets	95	538	(443)	(82)
Gross profit	10,201	6,550	3,651	56
Gross margin	70%	63%
Operating expenses:
Sales and marketing	14,577	11,055	3,522	32
General and administrative	3,472	3,630	(158)	(4)
Research and development	2,514	2,102	412	20
Total operating expenses	20,563	16,787	3,776	22
Loss from operations	(10,362)	(10,237)	(125)	1
Other expense:
Interest expense	(1,298)	(934)	(364)	39
Loss on extinguishment of debt	—	(1,228)	1,228	(100)
Other income (expense)	870	(342)	1,212	(354)
Total other expense	(428)	(2,504)	2,076	(83)
Net loss	$(10,790)	$(12,741)	$1,951	(15)%

Revenue

Revenue increased by $4.1 million, or 39%, to $14.5 million for the three months ended June 30, 2023 from $10.4 million for the three months ended June 30, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the three months ended June 30, 2023, we sold 3,428 units of OviTex as compared to 2,423 units of OviTex during the three months ended June 30, 2022, a 41% increase in unit sales volume. Additionally, we sold 820 units of OviTex PRS during the three months ended June 30, 2023 as compared to 644 units during the three months ended June 30, 2022, a 27% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.9 million, or 27%, to $4.2 million for the three months ended June 30, 2023 from $3.3 million for the three months ended June 30, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 82% to $0.1 million for the three months ended June 30, 2023 from $0.5 million for the three months ended June 30, 2022. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in a cumulative amortization charge of $0.5 million for the three months ended June 30, 2022.

Gross Margin

Gross margin increased to 70% for the three months ended June 30, 2023 from 63% for the three months ended June 30, 2022. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue due to improvements in inventory management.

Sales and Marketing

Sales and marketing expenses increased by $3.5 million, or 32%, to $14.6 million for the three months ended June 30, 2023 from $11.1 million for the three months ended June 30, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 4%, to $3.5 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022. The decrease was primarily due to a decreases in insurance and administrative expenses which offset the higher compensation costs and employee-related costs due to an increase in headcount.

Research and Development

Research and development expenses increased by $0.4 million, or 20%, to $2.5 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount and increased testing and development expenses.

Interest Expense

Interest expense increased by $0.4 million, or 39%, to $1.3 million for the three months ended June 30, 2023 from $0.9 million for the three months ended June 30, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the three months ended June 30, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed in May 2022. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Income (Expense)

Other income increased $1.2 million to $0.9 million for the three months ended June 30, 2023. The increase was primarily due to higher interest income on increased cash balances and favorable foreign currency translation adjustments.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$26,403	$18,637	$7,766	42%
Cost of revenue (excluding amortization of intangible assets)	8,114	6,474	1,640	25
Amortization of intangible assets	190	614	(424)	(69)
Gross profit	18,099	11,549	6,550	57
Gross margin	69%	62%
Operating expenses:
Sales and marketing	28,043	20,433	7,610	37
General and administrative	7,106	7,088	18	0
Research and development	4,566	4,109	457	11
Total operating expenses	39,715	31,630	8,085	26
Loss from operations	(21,616)	(20,081)	(1,535)	8
Other expense:
Interest expense	(2,544)	(1,845)	(699)	38
Loss on extinguishment of debt	—	(1,228)	1,228	(100)
Other income (expense)	1,343	(449)	1,792	(399)
Total other expense	(1,201)	(3,522)	2,321	(66)
Net loss	$(22,817)	$(23,603)	$786	(3)%

Revenue

Revenue increased by $7.8 million, or 42%, to $26.4 million for the six months ended June 30, 2023 from $18.6 million for the six months ended June 30, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the expansion of our commercial organization, the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the six months ended June 30, 2023, we sold 6,278 units of OviTex as compared to 4,465 units of OviTex during the six months ended June 30, 2022, a 41% increase in unit sales volume. Additionally, we sold 1,588 units of OviTex PRS during the six months ended June 30, 2023 as compared to 1,115 units during the six months ended June 30, 2022, a 42% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $1.6 million, or 25%, to $8.1 million for the six months ended June 30, 2023 from $6.5 million for the six months ended June 30, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 69% to $0.2 million for the six months ended June 30, 2023 from $0.6 million for the six months ended June 30, 2022. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in a cumulative amortization charge of $0.5 million for the six months ended June 30, 2022.

Gross Margin

Gross margin increased to 69% for the six months ended June 30, 2023 from 62% for the six months ended June 30, 2022. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue due to improvements in inventory management.

Sales and Marketing

Sales and marketing expenses increased by $7.6 million, or 37%, to $28.0 million for the six months ended June 30, 2023 from $20.4 million for the six months ended June 30, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative remained flat at $7.1 million for both the six months ended June 30, 2023 and 2022. Higher compensation costs and employee related expenses due to an increase in headcount offset decreases in insurance and administrative expenses.

Research and Development

Research and development expenses increased by $0.5 million, or 11%, to $4.6 million for the six months ended June 30, 2023 from $4.1 million for the six months ended June 30, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount and increased consulting which offset a decrease in outsourced development.

Interest Expense

Interest expense increased by $0.7 million, or 38%, to $2.5 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the six months ended June 30, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed in May 2022. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Income (Expense)

Other income increased $1.8 million to $1.3 million for the six months ended June 30, 2023. The increase was primarily due to higher interest income on increased cash balances and favorable foreign currency translation adjustments.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash and cash equivalents of $65.3 million, working capital of $76.1 million and an accumulated deficit of $297.0 million. As of December 31, 2022, we had cash and cash equivalents of $42.0 million, working capital of $50.0 million and an accumulated deficit of $274.2 million.

In April 2023, we completed an underwritten public offering in which we issued and sold 5,219,190 shares of our common stock (including 469,190 shares sold pursuant to the underwriters’ overallotment option in May 2023) at a public offering price of $9.50 per share. We received net proceeds of approximately $46.3 million after deducting underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of June 30, 2023, we had $40.0 million of borrowings outstanding under the MidCap Credit Agreement. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intends to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option upon meeting certain conditions, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In December 2020, we entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (the “Agent”) in connection with the establishment of an at-the-market offering program under which we may sell up to an aggregate of $50.0 million of shares of our common stock, from time to time through the Agent as sales agent. No sales were made under the Equity Agreement during the six months ended June 30, 2023. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic, recent banking instability, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash used in operating activities	$(22,838)	$(22,116)
Cash used in investing activities	(272)	(536)
Cash provided by financing activities	46,174	6,502
Effect of exchange rate changes on cash and cash equivalents	183	(56)
Net increase (decrease) in cash and cash equivalents	$23,247	$(16,206)

Operating Activities

During the six months ended June 30, 2023, we used $22.8 million of cash in operating activities, resulting from our net loss of $22.8 million and the change in operating assets and liabilities of $3.9 million, offset by non-cash charges of $3.8 million. Our non-cash charges were comprised of stock-based compensation expense of $2.4 million, our excess and obsolete inventory charge of $0.7 million, depreciation and amortization expense of $0.4 million and noncash interest expense of $0.3 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory partially offset by increases in accounts payable.

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

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $0.3 million consisting of purchases of property and equipment.

During the six months ended June 30, 2022, cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $46.2 million, consisting primarily of $46.4 million in proceeds received from the sale of our common stock partially offset by the payment of withholding taxes related to stock-based compensation to employees.

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

Contractual Obligations and Commitments

As of June 30, 2023, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

In addition, on March 10, 2023, the Bank of England (the “BOE”) announced that it intended to seek the placement of Silicon Valley Bank UK Limited (“SVBUK”), an affiliate of SVB, into a Bank Insolvency Procedure, which ultimately resulted in the acquisition of SVBUK by HSBC UK Bank Plc (“HSBC") on March 13, 2023. On August 7, 2023, all accounts associated with SVBUK were fully transitioned over to HSBC.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the six months ended June 30, 2023.

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

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Employment Agreement, dated August 3, 2023, by and between the Company and Gregory Firestone (filed herewith).
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

TELA BIO, INC.

Date: August 10, 2023	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: August 10, 2023	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: August 10, 2023	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)