Form 10-Q
period 2023-09-30
TELA Bio, Inc.
filed 2023-11-13
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 24,488,803 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	the ongoing and possible future effects arising from the COVID-19 pandemic, or other pandemics, epidemics or outbreaks of a contagious illness, and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and inflation, impacting our business, financial condition, results of operations and cash flows;
●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex portfolio products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;

●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, geopolitical tensions or the outbreak of hostilities or war, including from the Russia-Ukraine conflict and the evolving events in Israel and Gaza;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$58,202	$42,019
Accounts receivable, net	8,072	6,621
Inventory	14,323	11,792
Prepaid expenses and other assets	1,655	2,015
Total current assets	82,252	62,447
Property and equipment, net	1,749	1,682
Intangible assets, net	2,214	2,499
Right-of-use assets	1,102	1,227
Total assets	$87,317	$67,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,091	$1,534
Accrued expenses and other current liabilities	12,243	10,869
Total current liabilities	15,334	12,403
Long‑term debt	40,363	39,916
Other long‑term liabilities	1,068	1,231
Total liabilities	56,765	53,550

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,487,578 and 19,165,027 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	24	19
Additional paid-in capital	338,392	288,361
Accumulated other comprehensive income	135	150
Accumulated deficit	(307,999)	(274,225)
Total stockholders’ equity	30,552	14,305
Total liabilities and stockholders’ equity	$87,317	$67,855

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$15,052	$11,159	$41,455	$29,796
Cost of revenue (excluding amortization of intangible assets)	4,568	3,745	12,682	10,219
Amortization of intangible assets	95	95	285	709
Gross profit	10,389	7,319	28,488	18,868
Operating expenses:
Sales and marketing	14,474	11,172	42,517	31,605
General and administrative	3,728	3,532	10,834	10,620
Research and development	2,368	2,102	6,934	6,211
Total operating expenses	20,570	16,806	60,285	48,436
Loss from operations	(10,181)	(9,487)	(31,797)	(29,568)
Other expense:
Interest expense	(1,334)	(1,032)	(3,878)	(2,877)
Loss on extinguishment of debt	—	—	—	(1,228)
Other income (expense)	558	(195)	1,901	(644)
Total other expense	(776)	(1,227)	(1,977)	(4,749)
Net loss	$(10,957)	$(10,714)	$(33,774)	$(34,317)
Net loss per common share, basic and diluted	$(0.45)	$(0.64)	$(1.51)	$(2.24)
Weighted average common shares outstanding, basic and diluted	24,483,664	16,758,573	22,322,256	15,293,094
Comprehensive loss:
Net loss	$(10,957)	$(10,714)	$(33,774)	$(34,317)
Foreign currency translation adjustment	51	133	(15)	314
Comprehensive loss	$(10,906)	$(10,581)	$(33,789)	$(34,003)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2023	24,475,504	$24	$336,939	$84	$(297,042)	$40,005
Vesting of share-based awards and exercise of stock options	2,002	—	1	—	—	1
Issuance of common stock under the employee stock purchase plan	10,602	—	88	—	—	88
Shares withheld for employee taxes	(530)	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	51	—	51
Stock‑based compensation expense	—	—	1,369	—	—	1,369
Net loss	—	—	—	—	(10,957)	(10,957)
Balance at September 30, 2023	24,487,578	$24	$338,392	$135	$(307,999)	$30,552

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)	$14,305
Vesting of share-based awards and exercise of stock options	119,240	—	101	—	—	101
Issuance of common stock under the employee stock purchase plan	10,602	—	88	—	—	88
Shares withheld for employee taxes	(26,481)	—	(285)	—	—	(285)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Stock‑based compensation expense	—	—	3,791	—	—	3,791
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(33,774)	(33,774)
Balance at September 30, 2023	24,487,578	$24	$338,392	$135	$(307,999)	$30,552

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

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,774)	$(34,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	362	271
Noncash interest expense	447	507
Noncash loss on extinguishment of debt	—	1,228
Amortization of intangible assets	285	709
Net changes in operating lease ROU assets and liabilities	(33)	(26)
Inventory excess and obsolescence charge	992	1,809
Stock‑based compensation expense	3,791	2,950
Change in operating assets and liabilities:
Accounts receivable, net	(1,456)	(1,531)
Inventory	(3,503)	(6,540)
Prepaid expenses and other current assets	361	1,322
Accounts payable	1,535	2,291
Accrued expenses and other current and long-term liabilities	1,373	799
Foreign currency remeasurement (gain) loss	(186)	763
Net cash used in operating activities	(29,806)	(29,765)
Cash flows from investing activities:
Purchase of property and equipment	(406)	(826)
Net cash used in investing activities	(406)	(826)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	46,341	34,675
Proceeds from issuance of long‑term debt	—	40,000
Repayment of long‑term debt	—	(30,000)
Payment of debt financing costs	—	(3,460)
Proceeds from exercise of stock options	101	13
Payment of withholding taxes related to stock-based compensation to employees	(285)	(157)
Proceeds from issuance of common stock under the employee stock purchase plan	88	—
Net cash provided by financing activities	46,245	41,071
Effect of exchange rate on cash and cash equivalents	150	(185)
Net increase in cash and cash equivalents	16,183	10,295
Cash and cash equivalents, beginning of period	42,019	43,931
Cash and cash equivalents, end of period	$58,202	$54,226
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,431	$2,370
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$23	$8
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$275
Intangible asset in accrued expenses and other liabilities	$—	$1,000
Operating lease ROU asset exchanged for operating lease liabilities	$—	$1,376
Tenant improvement and deferred rent reclassified to operating lease liabilities	$—	$380
Operating lease liabilities assumed for operating lease ROU assets	$—	$1,756

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $308.0 million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the ongoing war in Ukraine and the evolving events in Israel and Gaza, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
OviTex	$10,159	$7,839	$28,240	$20,528
OviTex PRS	4,812	3,287	13,063	9,188
Other	81	33	152	80
Total revenue	$15,052	$11,159	$41,455	$29,796

Sales outside of the U.S. were $1.7 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, and immaterial for the three and nine months ended September 30, 2022.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Cash equivalents – money market fund	$55,385	$—	$—

December 31, 2022:
Cash equivalents – money market fund	$39,010	$—	$—

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

	Three and Nine months ended September 30,
	2023	2022
Stock options (including shares subject to repurchase)	2,202,264	2,009,189
Unvested restricted stock units	864,427	306,722
Common stock warrants	88,556	88,556
Total	3,155,247	2,404,467

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

(4) Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease (the “Malvern Lease”). The Malvern Lease, which was concluded to be an operating lease, was amended in October 2023, as described in Note 9 “Subsequent Events,” to extend the term of the lease from May 2028 to May 2030. The Malvern Lease has annual scheduled payment increases and provides the Company a renewal option for an additional term of 60 months at the end of the lease term. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As the Company is not reasonably certain to exercise the renewal option, the additional 60-month term has been excluded.

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

The Company recognized $0.1 million and $0.2 million of lease cost during both the three and nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.3 million for both the three and nine months ended September 30, 2023 and 2022, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. As of September 30, 2023, the remaining lease term for the Malvern Lease was 4.7 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of September 30, 2023 (in thousands):

Remainder of 2023	$90
2024	366
2025	375
2026	383
2027	392
Thereafter	165
Total undiscounted future minimum lease payments	$1,771
Less imputed interest	(358)
Total operating lease liabilities	$1,413

As of September 30, 2023, $0.3 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.1 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and related benefits	$7,088	$6,420
Third-party and professional fees	2,535	2,563
Amounts due to contract manufacturer	1,780	1,263
Current portion of operating lease liabilities	345	340
Research and development expenses	217	137
Other	278	146
Total accrued expenses and other current liabilities	$12,243	$10,869

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
MidCap Term Loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,637)	(2,084)
Long-term debt	$40,363	$39,916

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent, and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, the Company borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility (described below) and intends to use the remaining proceeds to fund operations and other general corporate purposes. The Company will be eligible to borrow Tranche 2 at the Company’s option if certain conditions are met, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively, of which $0.2 million and $0.4 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the nine months ended September 30, 2022 was $1.4 million, of which $0.2 million was related to the amortization of debt issuance costs.

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

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the nine months ended September 30, 2022. Interest expense associated with the OrbiMed Credit Facility recorded for the nine months ended September 30, 2022 was $1.5 million, of which $0.3 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

In December 2020, the Company entered into an Equity Distribution Agreement (the “2020 Equity Agreement”) with Piper Sandler & Co, (the “Sales Agent”) in connection with the establishment of an at-the-market offering program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company’s common stock, from time to time through the Sales Agent. No sales were made under the Equity Agreement during the nine months ended September 30, 2023. The 2020 Equity Agreement was subsequently terminated on November 13, 2023.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2023:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At September 30, 2023, 660,643 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales and marketing	$507	$353	$1,375	$1,000
General and administrative	670	522	1,861	1,521
Research and development	192	152	555	429
Total stock‑based compensation	$1,369	$1,027	$3,791	$2,950

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2023	2,071,848	$11.49
Granted	212,960	10.50
Exercised	(19,556)	5.17
Canceled/forfeited	(62,988)	11.18
Outstanding at September 30, 2023	2,202,264	$11.46	6.68
Vested and expected to vest at September 30, 2023	2,163,822	$11.46	6.64
Exercisable at September 30, 2023	1,547,113	$11.43	5.87

Included in outstanding options at September 30, 2023 were 357,425 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At September 30, 2023, the aggregate intrinsic value of both outstanding options and exercisable options was $0.8 million.

The weighted average grant-date fair value per share of options granted was $7.19 during the nine months ended September 30, 2023. The aggregate intrinsic value of options exercised was immaterial and $0.1 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2023, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $4.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.3 years.

Estimating Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Certain of these inputs are subjective and generally require judgment to determine.

Expected term – The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average time to vesting and the contractual term of the options.

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
September 30, 2023
Expected dividend yield	—
Expected volatility	74.3%
Risk‑free interest rate	3.99%
Expected term (in years)	6.15

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). During the nine months ended September 30, 2023, the Company granted 415,110 service-based awards at a weighted average grant-date fair value of $10.55 per RSU. Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. During the nine months ended September 30, 2023, the Company granted 250,149 performance-based RSUs at a weighted average grant-date fair value of $10.95 per RSU. Vesting of these performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based RSUs during the nine months ended September 30, 2023. The following table summarizes RSUs for the Plan:

Number of
shares
Unvested balance at January 1, 2023	311,991
Granted	665,259
Vested	(99,684)
Canceled/forfeited	(13,139)
Outstanding at September 30, 2023	864,427

Included in outstanding RSUs at September 30, 2023 were 66,750 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The aggregate intrinsic value of RSUs outstanding was $6.9 million at September 30, 2023. The total unrecognized compensation expense at September 30, 2023 related to RSUs was $5.1 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.0 years.

(9) Subsequent Events

On October 18, 2023, the Company amended its Malvern lease to extend the term of the lease from May 31, 2028 to May 31, 2030 (the “Lease Amendment”). Pursuant to the Lease Amendment, the Company has also leased an additional 15,881 square feet at the Company’s corporate headquarters commencing on December 1, 2023 (the “Expansion Premises”) and will relinquish 4,652 square feet of non-contiguous space currently subject to the lease agreement on June 30, 2025 (the “Relinquished Space”). The Expansion Premises will increase the Company’s total leased square footage in the building from 24,725 square feet to 40,606 square feet, which will be subsequently reduced to 35,954 square feet as of June 30, 2025 following removal of the Relinquished Space. The Lease Amendment also required the Company to pay an additional security deposit of $0.3 million.

On November 13, 2023, the Company entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co. as Sales Agent in connection with the establishment of an at-the-market offering program under which the Company may sell shares of the Company’s common stock, from time to time through the Sales Agent. The Company terminated the previous 2020 Equity Agreement in connection with its entry into the 2023 Equity Agreement.

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

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. In February 2023, we launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias.

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

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”), which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance, which expands the OviTex PRS portfolio to include OviTex PRS Long-Term Resorbable. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a premarket approval, rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue restoration portfolio, including through the development of complimentary solutions targeting surgical wound management and infection control. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to be their exclusive distributor of certain hernia mesh fixation devices. We will market and distribute LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™) via our sales force across the U.S. Additionally in January 2023, we announced an exclusive development and distribution partnership with Regenity Biosciences, pursuant to which we launched the commercialization of our NIVIS Fibrillar Collagen Pack, an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding. We are assessing additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

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

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of September 30, 2023, we had 85 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and clinical development functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex product and plan to continue to contract with additional GPOs and other integrated delivery networks to increase access to and penetration of hospital accounts.

We are currently devoting research and development resources to develop additional versions of our OviTex hernia product lines, including self-adhering technology to further enhance product compatibility in robotic procedures, as well as additional configurations of our OviTex PRS product lines. We are also working to develop new product features and designs for both our existing OviTex and OviTex PRS products, as well as new packaging technology to increase the shelf life of these products. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment of single digit percentage royalties or other product acquisition costs.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $3.9 million, or 35%, from $11.2 million for the three months ended September 30, 2022 to $15.1 million for the three months ended September 30, 2023 and by $11.7 million, or 39%, from $29.8 million for the nine months ended September 30, 2022 to $41.5 million for the nine months ended September 30, 2023. Our net loss increased by $0.2 million, or 2%, from $10.7 million for the three months ended September 30, 2022 to $11.0 million for the three months ended September 30, 2023 and decreased by $0.5 million, or 2%, from $34.3 million for the nine months ended September 30, 2022 to $33.8 million for the nine months ended September 30, 2023. We have not been profitable since inception and as of September 30, 2023, we had an accumulated deficit of $308.0 million. We expect to incur losses for the foreseeable future.

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

COVID-19: We have been directly impacted by the COVID-19 pandemic since the onset of the pandemic in 2020. Over the past year, regional surges of the COVID-19 variants resulted in some government restrictions on elective procedures and surgical staffing challenges leading to the deferral of elective surgeries and lower surgical procedural volumes overall. While we anticipate the normalization of surgical procedures to pre-pandemic levels, the pace of increased procedural volume remains unknown as hospitals allocate to address staffing shortages to prioritize any backlog of non-elective procedures. Additionally, other labor and financial strains on healthcare systems may continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of potential long-term and wide-spread recession, increasing interest rates, further economic downturn or banking instability and geopolitical issues, including the ongoing war in Ukraine and the evolving events in Israel and Gaza, have contributed to increased market volatility and diminished expectations for economic growth in the world. As a result, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may be perceived to negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three months ended September 30,		Change
	2023	2022	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$15,052	$11,159	$3,893	35%
Cost of revenue (excluding amortization of intangible assets)	4,568	3,745	823	22
Amortization of intangible assets	95	95	—	—
Gross profit	10,389	7,319	3,070	42
Gross margin	69%	66%
Operating expenses:
Sales and marketing	14,474	11,172	3,302	30
General and administrative	3,728	3,532	196	6
Research and development	2,368	2,102	266	13
Total operating expenses	20,570	16,806	3,764	22
Loss from operations	(10,181)	(9,487)	(694)	7
Other expense:
Interest expense	(1,334)	(1,032)	(302)	29
Other income (expense)	558	(195)	753	(386)
Total other expense	(776)	(1,227)	451	(37)
Net loss	$(10,957)	$(10,714)	$(243)	2%

Revenue

Revenue increased by $3.9 million, or 35%, to $15.1 million for the three months ended September 30, 2023 from $11.2 million for the three months ended September 30, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the ongoing expansion of our commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the three months ended September 30, 2023, we sold 3,426 units of OviTex as compared to 2,631 units of OviTex during the three months ended September 30, 2022, a 30% increase in unit sales volume. Additionally, we sold 896 units of OviTex PRS during the three months ended September 30, 2023 as compared to 618 units during the three months ended September 30, 2022, a 45% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.8 million, or 22%, to $4.6 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended September 30, 2023 and 2022.

Gross Margin

Gross margin increased to 69% for the three months ended September 30, 2023 from 66% for the three months ended September 30, 2022. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue due to improvements in inventory management.

Sales and Marketing

Sales and marketing expenses increased by $3.3 million, or 30%, to $14.5 million for the three months ended September 30, 2023 from $11.2 million for the three months ended September 30, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $0.2 million, or 6%, to $3.7 million for the three months ended September 30, 2023 from $3.5 million for the three months ended September 30, 2022. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount which offset a decrease in insurance expense.

Research and Development

Research and development expenses increased by $0.3 million, or 13%, to $2.4 million for the three months ended September 30, 2023 from $2.1 million for the three months ended September 30, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount and increased testing and development expenses.

Interest Expense

Interest expense increased by $0.3 million, or 29%, to $1.3 million for the three months ended September 30, 2023 from $1.0 million for the three months ended September 30, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Other Income (Expense)

Other income increased $0.8 million to $0.6 million for the three months ended September 30, 2023. The increase was primarily due to higher interest income on increased cash balances and favorable foreign currency translation adjustments.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$41,455	$29,796	$11,659	39%
Cost of revenue (excluding amortization of intangible assets)	12,682	10,219	2,463	24
Amortization of intangible assets	285	709	(424)	(60)
Gross profit	28,488	18,868	9,620	51
Gross margin	69%	63%
Operating expenses:
Sales and marketing	42,517	31,605	10,912	35
General and administrative	10,834	10,620	214	2
Research and development	6,934	6,211	723	12
Total operating expenses	60,285	48,436	11,849	24
Loss from operations	(31,797)	(29,568)	(2,229)	8
Other expense:
Interest expense	(3,878)	(2,877)	(1,001)	35
Loss on extinguishment of debt	—	(1,228)	1,228	(100)
Other income (expense)	1,901	(644)	2,545	(395)
Total other expense	(1,977)	(4,749)	2,772	(58)
Net loss	$(33,774)	$(34,317)	$543	(2)%

Revenue

Revenue increased by $11.7 million, or 39%, to $41.5 million for the nine months ended September 30, 2023 from $29.8 million for the nine months ended September 30, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the ongoing expansion of our commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the nine months ended September 30, 2023, we sold 9,704 units of OviTex as compared to 7,096 units of OviTex during the nine months ended September 30, 2022, a 37% increase in unit sales volume. Additionally, we sold 2,484 units of OviTex PRS during the nine months ended September 30, 2023 as compared to 1,733 units during the nine months ended September 30, 2022, a 43% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $2.5 million, or 24%, to $12.7 million for the nine months ended September 30, 2023 from $10.2 million for the nine months ended September 30, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 60% to $0.3 million for the nine months ended September 30, 2023 from $0.7 million for the nine months ended September 30, 2022. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in a cumulative amortization charge of $0.5 million for the nine months ended September 30, 2022.

Gross Margin

Gross margin increased to 69% for the nine months ended September 30, 2023 from 63% for the nine months ended September 30, 2022. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue due to improvements in inventory management.

Sales and Marketing

Sales and marketing expenses increased by $10.9 million, or 35%, to $42.5 million for the nine months ended September 30, 2023 from $31.6 million for the nine months ended September 30, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative increased by $0.2 million, or 2%, to $10.8 million for the nine months ended September 30, 2023 from $10.6 million for the nine months ended September 30, 2022. Higher compensation costs and employee related expenses due to an increase in headcount offset decreases in insurance expenses and professional fees.

Research and Development

Research and development expenses increased by $0.7 million, or 12%, to $6.9 million for the nine months ended September 30, 2023 from $6.2 million for the nine months ended September 30, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount and increased study costs.

Interest Expense

Interest expense increased by $1.0 million, or 35%, to $3.9 million for the nine months ended September 30, 2023 from $2.9 million for the nine months ended September 30, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the nine months ended September 30, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed in May 2022. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Income (Expense)

Other income increased $2.5 million to $1.9 million for the nine months ended September 30, 2023. The increase was primarily due to higher interest income on increased cash balances and favorable foreign currency translation adjustments.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had cash and cash equivalents of $58.2 million, working capital of $66.9 million and an accumulated deficit of $308.0 million. As of December 31, 2022, we had cash and cash equivalents of $42.0 million, working capital of $50.0 million and an accumulated deficit of $274.2 million.

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

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of September 30, 2023, we had $40.0 million of borrowings outstanding under the MidCap Credit Agreement. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option if certain conditions are met, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (the “Agent”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through the Agent as sales agent. The 2023 Equity Agreement supersedes and replaces the Company’s previous Equity Distribution Agreement with the Agent dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2020 Equity Agreement during the nine months ended September 30, 2023. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility following the COVID-19 pandemic, recent banking instability, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash used in operating activities	$(29,806)	$(29,765)
Cash used in investing activities	(406)	(826)
Cash provided by financing activities	46,245	41,071
Effect of exchange rate changes on cash and cash equivalents	150	(185)
Net increase in cash and cash equivalents	$16,183	$10,295

Operating Activities

During the nine months ended September 30, 2023, we used $29.8 million of cash in operating activities, resulting from our net loss of $33.8 million and the change in operating assets and liabilities of $1.9 million, offset by non-cash charges of $5.8 million. Our non-cash charges were comprised of stock-based compensation expense of $3.8 million, our excess and obsolete inventory charge of $1.0 million, depreciation and amortization expense of $0.6 million and noncash interest expense of $0.4 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory partially offset by increases in accounts payable and accrued expenses and other current and long-term liabilities.

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

Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $0.4 million consisting of purchases of property and equipment.

During the nine months ended September 30, 2022, cash used in investing activities was $0.8 million, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $46.2 million, consisting primarily of $46.3 million in proceeds received from the sale of our common stock partially offset by the payment of withholding taxes related to stock-based compensation to employees.

During the nine months ended September 30, 2022, cash provided by financing activities was $41.1 million, consisting primarily of $34.7 million in proceeds from an underwritten public offering, $40.0 million in proceeds received from the issuance of long-term debt offset by $30.0 million in repayments of long-term debt and $3.5 million in payments of issuance costs.

Indebtedness

On May 26, 2022, we entered into the MidCap Credit Agreement with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in MidCap Term Loans, consisting of a $40.0 million Tranche 1 and a $10.0 million Tranche 2. Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. We will be eligible to borrow Tranche 2 at our option if certain conditions are met, including, but not limited to, reaching $65.0 million of net product revenue over the preceding four quarters by fiscal year end 2023.

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

Contractual Obligations and Commitments

On October 18, 2023, we amended our Malvern lease as described in Note 9 “Subsequent Events.” The amended lease will increase our commitments and future minimum contractual obligations by approximately $2.0 million in the aggregate during the period from December 1, 2023 through May 31, 2030.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.3 million increase to our interest expense for the nine months ended September 30, 2023.

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

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2023 Equity Distribution Agreement

On November 13, 2023, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as the Agent (the “2023 Equity Agreement”), in connection with the establishment of an “at-the-market” offering program under which it may sell shares of our common stock, par value $0.001 per share (the “Shares”), from time to time through the Agent, as sales agent (the “Offering”). The 2023 Equity Agreement supersedes and replaces our previous Equity Distribution Agreement with the Agent dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective.

Under the 2023 Equity Agreement, we will set the parameters for the sale of Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, limitations on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Agent will use its commercially reasonable efforts to sell the Shares requested by us to be sold on our behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the 2023 Equity Agreement. Sales of the Shares, if any, under the 2023 Equity Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The 2023 Equity Agreement provides that we will pay the Agent a commission of up to 3.0% of the gross proceeds of any Shares sold through the Agent and has agreed to reimburse the Agent for certain specified expenses. The 2023 Equity Agreement contains customary representations, warranties and agreements by us, indemnification obligations of us and the Agent, other obligations of the parties and termination provisions. We have no obligation to sell any of the Shares, and may at any time suspend offers under the 2023 Equity Agreement.

The Shares will be offered and sold pursuant to our Registration Statement on Form S-3 filed by us on November 13, 2023 (the “Registration Statement”), and the sales agreement prospectus that forms a part of such Registration

Statement, following such time as the Registration Statement is declared effective by the Securities and Exchange Commission.

The 2023 Equity Agreement is filed as Exhibit 10.2 to this Quarterly Report. The description of the 2023 Equity Agreement does not purport to be complete and is qualified in its entirety by reference to the 2023 Equity Agreement filed herewith.

This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Termination of 2020 Equity Distribution Agreement

On November 13, 2023, we terminated the 2020 Equity Agreement in order to enter into the 2023 Equity Agreement described above. We are not subject to any termination penalties in connection with the termination of the 2020 Equity Agreement.

A description of the 2020 Equity Agreement was included in our Current Report on Form 8-K filed with the SEC on December 18, 2020, which is incorporated herein by reference.

Third Amended and Restated Bylaws

In connection with the effectiveness of new SEC rules regarding universal proxy cards and a periodic review of our Second Amended and Restated Bylaws, our Board approved and adopted the Third Amended and Restated Bylaws (the “Third A&R Bylaws”), effective November 8, 2023. The amendments primarily address matters relating to Rule 14a-19 under the Exchange Act (the “Universal Proxy Rules”), providing, among other things, that:

●	a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
●	a stockholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
●	the Company may disqualify a stockholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
●	a stockholder providing notice pursuant to the Company’s advance notice bylaws must inform the Company if the stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
●	the stockholder to use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The above description of the Third A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Third A&R Bylaws, which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Third Amended and Restated Bylaws (filed herewith).
10.1

Employment Agreement, dated August 3, 2023, by and between the Company and Gregory Firestone (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

10.2	Equity Distribution Agreement, dated November 13, 2023, by and between the Company and Piper Sandler & Co. (filed herewith).
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

TELA BIO, INC.

Date: November 13, 2023	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2023	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: November 13, 2023	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)