Form 10-K
period 2023-12-31
TELA Bio, Inc.
filed 2024-03-22
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $245.3 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2023.

As of March 14, 2024, the registrant had 24,649,595 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) for TELA Bio’s 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the possible effects arising from pandemics, epidemics or outbreaks of a contagious illness, including coronavirus disease, influenza, or respiratory syncytial virus among others and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and adverse healthcare economic factors affecting our products or the procedures in which they are used;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion);
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
●	Macroeconomic conditions, including the lingering economic effects of the COVID-19 pandemic on hospital systems may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.
●	Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Risks Related to the Commercialization of our Products

●	To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex product line.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of our products for these uses.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.
●	Our long-term growth may depend on our ability to enhance our product offerings.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.
●	To successfully market and sell our products in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive contract manufacturer of our OviTex and OviTex PRS products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our products contain materials derived from animal sources and may become subject to additional regulation.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.
●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the U.S. Food and Drug Administration for our OviTex and OviTex PRS products or other products we may commercialize in the future.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to renew existing or obtain additional contract positions with major group purchasing organizations and integrated delivery networks for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of certain of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), which we first commercialized in the U.S. in July 2016 and in Europe in February 2019, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.1 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.5 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and we began commercializing this product in November 2018. In February 2023, we launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias. More recently, we have designed a set of OviTex products specifically for use in the inguinal hernia repair (“IHR”), which we expect to launch in the second quarter of 2024.

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

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen (the forestomach of a sheep), which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. In August 2023, we announced the launch of our OviTex PRS Long-Term Resorbable product configuration, which was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement.

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million.

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”), which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a premarket approval (“PMA”), rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue preservation and restoration portfolio, including through the development of complimentary solutions in our indications such as atraumatic mesh fixation devices or surgical wound management and infection control. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to be their exclusive distributor of their LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized our NIVIS Fibrillar Collagen Pack (“NIVIS”), an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS over the next two years. We continue to assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen is the source of the biologic material used in our OviTex and OviTex PRS products. We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and, with the exception of our recent IHR-dedicated products equals 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2023, we had 91 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS product lines, including the additional IHR configurations to further enhance product compatibility in robotic procedures, larger versions of our current product configurations, the development of configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation markets. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs.

Our business was directly impacted by the COVID-19 pandemic. We experienced volatility in demand for our products which primarily resulted from government and hospital restrictions, as well as patient health and safety concerns, decreasing the volume of elective procedures using our products. While procedure volumes have continued to normalize to pre-pandemic levels, we continue to monitor any lingering economic effects on labor and hospital staffing levels, procedural volumes and ultimately on our results.

Our revenue for the years ended December 31, 2023 and 2022 was $58.5 million and $41.4 million, respectively, which represents an increase of $17.0 million, or 41% for the year ended December 31, 2023. Our net loss for the same time periods was $46.7 million and $44.3 million, respectively, which represents an increase of $2.4 million, or 5% for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $320.9 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

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

At the advent of hernia repair, all procedures were performed using an open surgical technique in which an incision is made through the body to access and repair the hernia. Due to the amount of healthy soft-tissue disruption required for an open procedure, there is a high risk of wound-related complications and seroma formation. In the early 1990s, surgeons began using a laparoscopic approach for hernia repair because it provided the benefits of lower wound complication rates, lower patient morbidity and decreased length of stay for patients. Despite these benefits, laparoscopic surgery presents surgeons with challenges, primarily due to restricted instrument dexterity that makes it difficult to achieve primary closure of the hernia defect, in which the connective tissue layer is sutured closed, and leads to a bridged repair. In a bridged repair, the tissue reinforcement material spans a portion of the hernia defect without any connective tissue layer above it to provide additional reinforcement. This leads to increased risk of bulging of the material or hernia recurrence. Robotic-assisted hernia repair addresses this issue while still providing the benefits of a laparoscopic repair. In robotic-assisted repair, the surgeon enjoys greater instrument dexterity and precision, and is able to achieve primary closure of the hernia defect. This has contributed to a significant increase in the number of robotic-assisted hernia repairs over the last several years.

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

In May 2023, we commissioned a consumer survey of 1,152 consumers on consumer awareness, preferences and doctor expectations regarding hernia repair options. The results of this survey indicated a preference for more natural hernia repair options (57%), particularly among those who have previously had a repair using permanent synthetic mesh (77%). The majority of respondents also expressed a reliance on primary care physicians and healthcare professionals for guidance, emphasizing the importance of shared decision-making.

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

Many of these complications caused by permanent synthetic mesh require additional surgical intervention, including, explantation of the mesh or repair of hernia recurrence or of the abdominal wall. Based on longitudinal data from the Danish Hernia Database, in an analysis of approximately 2,900 patients who received a hernia repair using a permanent synthetic mesh, the observed rate of surgical intervention due to either recurrence or mesh-related complications at five years post operatively was approximately 17%. As a result of these complications and litigation involving these complications, the number of adverse events reported to the FDA for permanent synthetic mesh hernia repairs has risen from 1,484 in 2016, 3,220 in 2017, 9,887 in 2018 to 18,072 in 2019. Synthetic mesh products have been the subject of an increasing number of lawsuits with over 25,000 cases filed in federal and state courts across the U.S. as of March 2024.

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

Resorbable Synthetic Mesh

Resorbable synthetic mesh, including biologically-derived synthetic mesh, was introduced as a third category of hernia repair materials and as an alternative to permanent synthetic mesh and biologic matrices. Resorbable synthetic mesh was designed with the intended benefits of full degradation over several months, a moderately lower cost than biologic matrices and gradual transfer of strength from synthetic mesh to native tissue over time. Resorbable synthetic mesh is polymer-based and does not include biologic material to promote tissue remodeling and healing. Despite improvements compared to the use of permanent synthetic mesh or biologic matrices, current limitations of resorbable synthetic mesh may include:

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

Our Solution

We have created a new category of tissue reinforcement materials that were purposefully designed in close collaboration with more than 100 surgeons to address the unmet clinical needs in soft-tissue reconstruction. Our portfolio of products, generally designed with over 95% biologic material, combines the benefits of both biologic and polymer materials while addressing their limitations by interweaving polymer fibers through layers of a minimally-processed biologic material. These products are priced competitively and designed for use with a range of surgical techniques, allowing the benefits of an advanced biologic repair to be available to more patients for use in accordance with the products’ 510(k) clearances and instructions for use.

The biologic material serves as the natural building block from which we can fabricate devices that meet specific clinical and surgical handling requirements. This material consists of an intact, minimally-processed extracellular matrix derived from ovine rumen, which is the forestomach of a sheep. Polymer fibers are interwoven through the layers of biologic material in unique embroidered patterns and contribute to approximately 5% of the overall device by mass. The interwoven polymer utilized can be either permanent, made from polypropylene, or resorbable, made from polyglycolic acid (“PGA”) or polylactic-co-glycolic acid (“PLGA”). The embroidering pattern varies between our OviTex and OviTex PRS portfolios to impart different biomechanical properties tailored for their respective intended clinical applications. Our OviTex products are designed with a lockstitch embroidery pattern that is sewn in a grid pattern to minimize unraveling (when cut). Our OviTex PRS products are designed with a patented corner-lock stitch pattern designed to resist deformation and to control the degree and direction of stretching of the product.

Our capabilities in polymer science, biologics, textile engineering and analytical testing enable us to quickly design innovative products for development and manufacture. These competencies also allow our technical team to tailor the degree of stretch, direction of stretch, overall strength, handling properties, permeability, thickness, texture, size and shape of each reinforced tissue matrix to suit the needs of particular clinical applications and surgical techniques. This expertise has been utilized in the development of our OviTex and OviTex PRS products and is currently being leveraged in the development of our additional OviTex and OviTex PRS product pipeline seeking to enhance product features for various applications within our indications.

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

Our Strengths

We are focused on developing and commercializing a new category of tissue reinforcement materials for surgeons and patients that aim to address the shortcomings of existing products. We believe the following strengths will allow us to build our business and potentially increase our market penetration:

●	Innovative and broad portfolio of products. Our OviTex and OviTex PRS products are the only FDA-cleared products to incorporate polymer fibers interwoven through layers of biologic material in a lockstitch pattern creating an embroidered construction. The biologic matrix is derived from ovine rumen and utilizes a patented process to create a reinforced tissue matrix that is optimized for soft-tissue reconstruction. Our OviTex and OviTex PRS products are available in resorbable and permanent polymer versions in a variety of configurations and sizes. For example, our OviTex devices are currently available in sizes ranging from 4 × 8 cm to 25 × 40 cm, and our OviTex LPR devices are designed with specific thickness, handling properties and shapes optimized for use in laparoscopic and robotic-assisted surgery.
●	Disruptive technology supported by compelling pre-clinical and clinical evidence. OviTex product technology is supported by extensive pre-clinical research, including bench testing, in-vitro and in-vivo studies. These studies have demonstrated appropriate physiologic strength for the repair, compliance within the physiologic range of the human abdominal wall, retention of extracellular matrix proteins which may aid in tissue remodeling and porosity and permeability to promote fluid transfer. Our in-vivo non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to pure biologic matrices, as well as lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh. This preclinical data is supported by our compelling clinical evidence showing the safety and efficacy of our OviTex products in published data on over 1,000 hernia patients.

●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and, with the exception of our recent IHR-dedicated products equals 27% of our net sales of licensed products.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will continue to drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we further commercialize our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix scaffolds derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of these ovine rumen scaffolds together, sewing in an anti-adhesive layer into a scaffold, and adding unique patterns sewn or embroidered into these scaffolds using different polymers to impart reinforcing strength. Our portfolio also includes patents covering implants with gripping strands, and implants with multivesicular liposomes that may be used to deliver drugs. Through the Aroa License and our issued or allowed patents and patent applications, we have a broad portfolio of intellectual property that is leveraged in all of our reinforced tissue matrix products. In addition, we believe that the trade secrets developed with Aroa create additional barriers to entry.
●	Highly accomplished executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, OraSure Technologies, Inc., LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft-tissue reconstruction products. The key elements of our strategy include:

●	Expand our U.S. commercial organization to support our growth. We sell our products through a single direct sales organization in the U.S. As of December 31, 2023, we had 91 sales territories in the U.S. which are supported by 166 employees in our U.S. based commercial organization. We plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. We plan to continue to drive awareness of our products through in-person and virtual versions of these programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and help drive utilization of our products within associated hospitals and healthcare systems. To date, we have contracted with three national GPOs covering our OviTex and OviTex PRS products. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. In our BRAVO study, the recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). Our analysis of patients in the BRAVO study reaching 24-month follow-up was published in the Annals of Medicine and Surgery in October 2022. We have begun our next post-market prospective study, BRAVO II, which evaluates OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent in the robotic repair of ventral and inguinal hernias over 24 months.
●	Advance our portfolio of reinforced tissue matrices with the introduction of new product features and designs. We plan to continue to expand our product offerings and the treatment capabilities of our products to address a broader patient base within soft-tissue reconstruction. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.
●	Expand our service offerings and diversify our supplier base to create a broader soft tissue preservation and restoration portfolio. We plan to continue assessing internal development strategies and strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new soft tissue preservation and restoration products complimentary to, or related to, existing and future products in our distribution channel. For example, in September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to be their exclusive distributor of certain hernia mesh fixation devices in the U.S. In March 2024, we announced the full commercial launch of the LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™) in the U.S. Similarly, we continue to evaluate additional product opportunities that address patient health and unmet needs within the indications in which we operate.

Our Products

Our Technology Platform

Our advanced reinforced tissue matrix technology consists of multiple layers of minimally-processed, decellularized extracellular matrix derived from ovine rumen with interwoven polymer fibers in a unique embroidered pattern. The extracellular matrix is the collagen component of the rumen that is retained following removal of the epithelium, muscle and cellular content, and has an optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. These thin, strong layers of ovine rumen are plentiful in supply and serve as building blocks from which we can construct multilayered devices to customize products to adapt to clinical needs and surgeon preferences. The layers of extracellular matrix provide a high degree of surface area for tissue remodeling. We strengthen these reinforced tissue matrix layers with interwoven polymers, that are either permanent (polypropylene), or resorbable (PGA or PLGA). These polymers were selected because they are well characterized suture materials with a history of significant clinical use and recognized safety profiles. Polypropylene has a high tensile strength and a low inflammatory response in small quantities. PGA is the fastest resorbing polymer and within three months it tends to be fully absorbed into the body, whereas using PLGA in our products provides a slower absorption option of approximately six months.

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

All of our OviTex products were designed to minimize the amount of polymer material implanted in patients. The synthetic material in our OviTex products comprise less than 5% of our final product or approximately 12% in our OviTex LPR devices. Depending on the configuration selected, the amount of polymer is approximately 75% less than the polymer content of the most widely implanted permanent synthetic mesh, thereby reducing the patient’s foreign body inflammatory response to the polymer.

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

OviTex Laparoscopic and Robotic Procedures

Our OviTex LPR product was specifically designed for use in laparoscopic and robotic-assisted hernia surgical repairs. OviTex LPR was designed for use with a trocar and requires the same rehydration and fixation as our other OviTex products. This product includes design elements to improve surgical handling, including two extra embroidered lines of blue colored polypropylene fibers (ellipse shapes) to enhance endoscopic orientation and alignment. This product can be introduced into the patient’s body through various sized trocar ports. Based on surgeon feedback, OviTex LPR was designed in an elliptical or circular shape to minimize trimming.

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR

Size and Shape	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	4 × 8 cm to 25 × 40 cm* (Rectangle or Square)	12 × 18 cm to 15 x 25 cm (Ellipse); 9 cm to 15 cm (Round)
Strength	+	++	+++	+
Layers of Ovine Rumen	Four	Six	Eight	Four
Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery
Polymer	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Permanent (Polypropylene)
Shelf Life	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	Resorbable-18 months Permanent-36 months	36 months
Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side
Commercial Availability	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe	• U.S. • Europe
*	25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.
+	Denotes relative level of strength.

OviTex Plastic and Reconstructive Surgery — OviTex PRS

OviTex PRS, has received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is held by us, and is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. In March 2023, we received an additional 510(k) clearance, which expands the OviTex PRS portfolio to include OviTex PRS Long-Term Resorbable. Our OviTex PRS portfolio can be stored at room temperature and comes in the same packaging and requires the same rehydration and fixation as our OviTex products.

Our OviTex PRS portfolio is a sterile reconstructive reinforced tissue matrix that comes in three different options. The short-term resorbable and permanent PRS options are composed of two or three layers of ovine rumen joined by a patented corner-lock embroidered diamond patterned polymer (PGA or polypropylene) that allows the product to stretch uni-directionally while also maintaining its shape. Machine punched regularly spaced fenestrations, or holes and die-cut slits in the product facilitate fluid management, allow for rapid cellular infiltration and create a directional bias to the stretch. The third option, the long-term resorbable PRS, provides bi-directional stretch and longer resorption profile utilizing PLGA. Our OviTex PRS product is available in arced rectangle, contour and oval shapes in a range of sizes (4 × 16 cm through 20 × 25 cm) to suit surgeon preference and nature of the soft-tissue repair in plastic and reconstructive surgery. The device may be trimmed to a desired shape to further accommodate individual anatomy. The current shelf life of permanent OviTex PRS is 36 months and the current shelf life of resorbable OviTex PRS is 12 months.

OviTex PRS

Product Pipeline and Research and Development

We continue to advance our product pipeline to broaden our treatment capabilities for soft-tissue reinforcement. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. In addition, we continue to explore the development of lower-cost, higher margin resorbable polymer-based devices targeting our current indications. We believe these technology enhancements and new product alternatives will continue to bolster our portfolio and expand the successful use of our products across a variety of soft-tissue surgical applications.

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

Pursuant to the terms of the Aroa License, we made upfront payments to Aroa totaling $2.3 million and granted Aroa 74,316 newly issued shares of our restricted common stock. We have made additional payments in the aggregate of $2.0 million to Aroa following the achievement of certain regulatory and operational milestones, including FDA 510(k) clearance of our OviTex products, which clearance was obtained and is currently held by Aroa, for use in surgical soft-tissue reinforcement and the receipt of the first CE mark for sale of our products in the European Economic Area for use in abdominal wall reconstruction and hernia repair and our acceptance of certain supply quantities manufactured by Aroa for our commercial launch in Europe. In addition, we paid Aroa $4.0 million in revenue-based milestone payments upon our achievement of certain net sales thresholds for sales of our products within the Licensed Territory. As of December 31, 2022, we had satisfied all milestone payment obligations under the Aroa License.

We are responsible for commercializing the products manufactured for us by Aroa. We pay Aroa for the supply and manufacturing of our products through a revenue sharing agreement. Pursuant to the Aroa License, we purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, with the exception of our recent IHR-dedicated products, equals 27% of our net sales of licensed products. For the IHR-dedicated products, this revenue share arrangement may be limited on an annual basis to ensure that Aroa retains at least the aggregate transfer pricing we pay for such products. If at any point during the term of the Aroa License we and Aroa determine that our anticipated product needs exceed Aroa’s manufacturing capabilities, we and Aroa will mutually approve an expansion and equally share the cost of such expansion. Our share of such expansion costs may be offset by us against future revenue share payments.

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

Patents

As of December 31, 2023, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own seventeen U.S. issued or allowed patents which will expire between 2035 and 2041 and sixteen pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2044, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own five issued non-U.S. patents and three pending non-U.S. patent applications, which, subject to issuance, would be projected to expire between 2036 and 2040 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

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

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2023, we had 166 employees in our U.S. based commercial organization in 91 sales territories, which includes sales management, territory managers, marketing and administrative and field-based support staff. We plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures.

Manufacturing

The majority of our raw materials are sourced through and manufactured by Aroa in their Auckland, New Zealand facility under the terms of the Aroa License. Aroa’s facility is approximately 40,000 square feet of which approximately 25,000 square feet is dedicated to manufacturing, including an additional 15,000 square feet of additional manufacturing space in a neighboring facility. The Auckland facility is FDA registered and ISO 13485 certified. We believe that Aroa will be capable of providing sufficient quantities of our products to meet anticipated customer demands. In the event of an uncured supply failure by Aroa, we have the right to, directly or through a third-party, step in and operate the Aroa Auckland facility to manufacture our products on behalf of Aroa.

The proprietary ovine rumen used in the manufacturing of our products is obtained from sheep raised for human consumption in New Zealand and is currently sourced by Aroa from two abattoirs, or slaughterhouses. Although only two abattoirs are currently qualified, there are more than 30 additional abattoirs in New Zealand that could be used to source the ovine rumen. New Zealand cattle and sheep are considered by the USDA to be free of prion disease (progressive neurodegenerative disorders, including scrapie). The sheep receive veterinary inspection prior to slaughter and then each carcass is inspected post-mortem for the presence of disease according to USDA approved standards. Only sheep which pass full inspection can be used as a raw tissue source for our products and all the ovine rumen is processed in compliance with the FDA’s regulations for Medical Devices Containing Materials Derived from Animal Sources. Once the ovine rumen is procured, our reinforced tissue matrix products are then manufactured by Aroa at its facility in Auckland, New Zealand.

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

In the hernia repair market, our primary competitors are Bard, a subsidiary of Becton, Dickinson and Company, which produces Phasix and Ventralight ST, and LifeCell, a subsidiary of AbbVie, which produces Strattice. In the plastic and reconstructive surgery market, our primary competitors are LifeCell, a subsidiary of AbbVie, which produces AlloDerm, MTF Biologics, which produces FlexHD and RTI Surgical, which produces Cortiva.

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

Regulatory System for Medical Devices in Europe

The European Union (“EU”) and the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland) has a coordinated system for the authorization of medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the Medical Devices Directive (“MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745, or the Medical Devices Regulation (“MDR”). There is a transition period during which certificates issued under the MDD remain valid, however, when such certificates expire the devices must be valid under Regulation (EU) 2023/607 of 15 March 2023 amending Regulations (EU) 2017/745 with regard to the transitional provisions for certain medical devices and in vitro diagnostic medical devices or be certified under the new regime set forth in the MDR.

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

Post-Brexit, the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Ireland Protocol is bound by certain EU laws).  The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002.  These Regulations are based on the previous medical device directives of the EU but have been amended so that they function properly now the United Kingdom is no longer part of the EU.  The amended Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UKCA marking, requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the market in the United Kingdom and more wide-ranging device registration requirements. For the time being, manufacturers can continue placing CE marked medical devices on the Great Britain market with the appropriate transitional agreements.

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

Foreign data protection laws, including the General Data Protection Regulation, (“GDPR”) may also apply to health-related and other personal information belonging to individuals who reside outside of the U.S. The GDPR went into effect in the European Union in May 2018 and introduced strict requirements for processing the personal data of data subjects residing in the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. In July 2023, the EU adopted the EU-U.S. Data Privacy Framework (“DPF”) to facilitate cross-border transfers of data from the EU to the U.S. A company may participate under the DPF by self-certifying and publicly committing to comply with the applicable DPF principles.

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

Transparency Laws

The federal Physician Payments Sunshine Act (“Sunshine Act”) which was enacted as part of the Patient Protection and Affordable Care Act (“PPACA”) generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable GPOs to report on an annual basis: (i) certain payments and other transfers of value given to certain healthcare professionals and teaching hospitals and (ii) any ownership or investment interest that U.S. physicians, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a healthcare professional, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties or criminal penalties if an entity intentionally makes false statements in the reports.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, and will last through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has been subject to challenges in the courts. On June 17, 2021, the Supreme Court dismissed the most recent challenge to the Affordable Care Act, ruling that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the Affordable Care Act or any of its provisions.

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

Coverage and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there are continuing legislative and regulatory efforts by the federal government and the states to reduce the cost of medical products and services overall. We may need to conduct expensive studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product or procedure using the product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize appropriate revenue levels. Future legislation could limit payments for medical devices, including our products and our future products.

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

Human Capital Resources

As of December 31, 2023, we had 227 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

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

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2023, 2022 and 2021, we had net losses of $46.7 million, $44.3 million and $33.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $320.9 million.

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

As of December 31, 2023, we had $40.0 million of indebtedness outstanding under our credit facility with MidCap Financial Trust (“MidCap”) that matures in May 2027.

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

As of December 31, 2023, our commercial organization consisted of 166 employees in the U.S. and 14 employees in Europe. To generate future revenue growth, we plan to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Macroeconomic conditions, including the lingering economic effects of the COVID-19 pandemic on hospital systems, may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.

Macroeconomic conditions, including the lingering economic effects of the COVID-19 pandemic, have negatively impacted our business, results of operations and financial condition, and, if unresolved or exacerbated by inflationary pressures, geopolitical conflict or other macroeconomic events, may adversely impact our business, financial condition and prospects. While the direct impact of COVID-19 and its variants has largely subsided, we cannot predict the severity of any long-term impact stemming from financial and resource strains on the healthcare system, labor and staffing in the hospital sector, and hospital capacity for elective procedures, that resulted from measures taken to address the COVID-19 pandemic. Any prolonged delays in normalized levels of elective surgeries by governmental, hospital or payor actions would continue to impair net sales of our products.

General supply chain disruptions, initially arising from COVID-19, have in the wake of geopolitical turmoil, such as the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion) continued to threaten trade globally and weaken supply systems. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been minimal disruptions to our supply chain to date, there is a risk that in the future supplies of our products could be disrupted or delayed based on competition within the supply chain or otherwise affected by substantial inflationary pressures due to macroeconomic conditions. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain.

Continued concerns about the systemic impact of potential economic slowdown or recession, liquidity constraints, failures and instability in the U.S. and international financial banking systems, and geopolitical turmoil, including the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion), have contributed to increased market volatility and diminished expectations for economic growth in the world.  These conditions may lead to continued volatility in the future, which could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future even after local conditions improve.

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

The full extent to which these macroeconomic factors, will further, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, will depend on future developments that are highly uncertain.

Information pertaining to the impact of these macroeconomic pressures on our operations to date can be found in “Management's Discussion and Analysis of Financial Position and Results of Operations” in this Annual Report on Form 10-K.

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may in the future raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the prices of our products at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation. Even though we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Risks Related to the Commercialization of our Products

To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of the OviTex product line.

Sales of our OviTex products accounted for 67%, 70% and 78% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We first commercialized OviTex products in the U.S. in 2016 and have subsequently launched our OviTex products in Europe, introduced our larger sized OviTex products, our OviTex LPR product for use in laparoscopic and robotic-assisted hernia surgical repairs and larger configurations of our LPR product. In addition to our OviTex products, we have also commercialized our OviTex PRS products for use in surgery for soft-tissue repair or reinforcement in plastic and reconstructive procedures and most recently the LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™) pursuant to our distribution agreement with Advanced Medical Solutions Limited. While we continue to diversify our portfolio and revenue sources, we expect that sales of our OviTex products and our OviTex PRS products will account for the majority of our revenue for the foreseeable future while we continue to grow market share for our OviTex PRS products and other ancillary products that we may develop or distribute from time to time. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

Even if surgeons or medical professionals use our OviTex and OviTex PRS products only for their approved indications, a failure by such surgeons and medical professionals to use our products in accordance with the processes and procedures established to properly utilize our OviTex and OviTex PRS products could result in product liability lawsuits, costly investigations and potentially affect our ability to achieve sufficient market penetration for our OviTex and OviTex PRS products. In those possible events, our reputation could be damaged and adoption of the products would be impaired. We may also be required to reassess the training, written instructions and product warnings or other labeling information we provide our customers. This process could require us to expend significant time and capital and could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex, OviTex PRS or other products we may commercialize in the future, our commercial success may be hindered.

Our ability to successfully commercialize and achieve market acceptance of our products depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. The primary customers for our products are hospitals and ambulatory surgery centers who will then seek reimbursement from third-party payors for the procedures performed using our products. While some third-party payors currently cover and provide reimbursement for procedures using our currently cleared or approved products, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement for the procedures using our products, to permit hospitals and surgeons to offer procedures using our products to patients requiring treatment, or that current reimbursement levels for procedures using our products will continue. Additionally, no uniform policy for coverage and reimbursement exists in the U.S. and coverage and reimbursement can differ significantly from payor to payor. If third-party payors reverse or limit their coverage for the procedures using our currently cleared or approved products in the future, this could have a material adverse effect on our business. If we are forced to lower the price we charge for our products, this could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business. See the section of this Annual Report titled “Coverage and Reimbursement” for more information.

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

Approximately 10%, 8% and 5% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively, came from sales in markets outside of the U.S. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar countries;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the impact of the macroeconomic factors, including pandemics, epidemics and other public health outbreaks, inflationary pressures and geopolitical conflicts, such as the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion);
●	natural disasters and pandemics, epidemics or public health outbreaks, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

If one or more of these risks are realized, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Reliance on Third Parties

We are highly dependent upon Aroa, as the exclusive manufacturer and supplier of our OviTex and OviTex PRS products.

In August 2012, we entered into our Aroa License which was amended and restated in July 2015. The Aroa License grants us an exclusive license in North America, the EU, United Kingdom, Norway, Switzerland, Russia and former Soviet satellite countries to certain intellectual property rights, including patents relating to the use of bovine and ovine rumen as a source of extracellular matrix. Under the Aroa License, Aroa is our exclusive manufacturer and supplier of our OviTex and OviTex PRS products.

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

Aroa is required under the Aroa License to manufacture all of our OviTex and OviTex PRS products at its manufacturing and warehousing facility in Auckland, New Zealand. The production of all of our OviTex and OviTex PRS products in a single location exposes us to the risk of Aroa’s facility being harmed or rendered inoperable by natural or man-made disasters or pandemics, which may render it difficult or impossible for Aroa to perform its manufacturing and assembly activities for some time. Although we and Aroa intend to establish redundant production facilities to lessen the risk of production disruptions, we will need to ensure that any manufacturing facility complies with our quality expectations and applicable regulatory requirements. If we are unable to establish redundant manufacturing facilities in a timely manner, any disruption in the manufacture of our OviTex and OviTex PRS products at Aroa’s manufacturing and warehouse facility, the continued commercialization of our OviTex and OviTex PRS products, the supply of our OviTex and OviTex PRS products to customers and the development of any new reinforced tissue matrix products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

Under the Aroa License, Aroa is responsible for supplying all of the raw materials and components used in the manufacture and assembly of our OviTex and OviTex PRS products. If Aroa is unable to supply the raw materials and components or to manufacture and assemble our OviTex and OviTex PRS products reliably and at the levels we anticipate or that are required by the market, we may be unable to acquire a substitute supply of raw materials and components on a timely basis, if at all.

Under the Aroa License Aroa also holds the FDA clearances under which we commercialize our OviTex and OviTex LPR products, and maintains ultimate responsibility for all regulatory interactions with FDA relating to our OviTex producst, including OviTex LPR and decisions made with respect to changing or updating those clearances. If Aroa fails to comply with all applicable regulatory requirements and maintain the FDA clearances related to our OviTex products, we may be unable to commercialize our OviTex products on a timely basis, or at all. Our ability to supply our OviTex and OviTex PRS products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While Aroa has historically met our demand for its products and services on a timely basis in the past, we cannot guarantee that it will always be able to meet our demand for its products. If Aroa fails to meet demand or notifies us that it believes it will fail to meet demand for our OviTex and OviTex PRS products, we are required under the Aroa License to work with Aroa to cure its supply failure and may, only in certain circumstances and on a temporary basis, engage a replacement contract manufacturer to mitigate a failure by Aroa to meet demand for our OviTex and OviTex PRS products. As such, we are highly dependent upon Aroa’s continued ability to supply our OviTex and OviTex PRS products at the levels we require and any production shortfall that impairs the supply of our

OviTex and OviTex PRS products could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our OviTex and OviTex PRS products, which could adversely affect our product sales and operating results materially.

We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.

We may encounter unforeseen situations in Aroa’s manufacturing and assembly of our OviTex and OviTex PRS products that would result in delays or shortfalls in its production. For example, Aroa was unable to supply us with our products from September 2017 to December 2017 due to a quality testing process failure identified by Aroa. Personnel shortages and reduced manufacturing capacity due to the COVID-19 pandemic may also result in a disruption in production.

Based upon our current planned market adoption we believe we will reach our capacity limitations in the Aroa facility. Aroa expanded its manufacturing capacity, with approximately 15,000 square feet of additional manufacturing space being constructed in a neighboring facility, in 2022. If we are unable to successfully expand capacity, we may not be able to meet the demand for our products. In addition, Aroa’s production processes and assembly methods may have to change in order to accommodate any significant future expansion of its manufacturing capacity, which may increase our manufacturing costs, delay production of our products and adversely impact our business. Conversely, if demand for our OviTex and OviTex PRS products shifts such that Aroa’s manufacturing facility is operated below its capacity for an extended period, it may adjust its manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

If Aroa’s manufacturing activities are adversely impacted or if it is otherwise unable to keep up with demand for our OviTex and OviTex PRS products by successfully manufacturing, assembling, testing and shipping our OviTex and OviTex PRS products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products, which would have a material adverse effect on our business, financial condition and results of operations.

Our products contain materials derived from animal sources and may become subject to additional regulation.

Our products are manufactured using ovine rumen. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease, particularly progressive neurodegenerative disorders, from animals to humans via those materials. In addition, the COVID-19 pandemic heightened public awareness of animals and animal products as a disease vector. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could have a material adverse effect on our business, financial condition and results of operations.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our OviTex portfolio products (and would rely heavily on such providers for any other products we may commercialize and ship in the future) to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any of our products, it would be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our OviTex portfolio products (or any other products we commercialize in the future) and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, disease or other service interruptions affecting delivery services we use would adversely affect our ability to deliver our OviTex and OviTex PRS products (or any other products we commercialize in the future) on a timely basis. For example, disruptions to transportation infrastructure as a result of macroeconomic conditions may impact our ability to provide our products to our customers.

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

We own seventeen issued or allowed U.S. patents and have sixteen pending U.S. patent applications. As of December 31, 2023, we had rights, whether through ownership or licensing, to nineteen issued or allowed U.S. patents, sixteen pending U.S. patent applications, five issued non-U.S. patents and three pending non-U.S. patent applications. Our issued U.S. patents will expire between 2035 and 2041. The licensed patents will expire between 2029 and 2031.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that any of our patents, or patents to which we have ownership rights through licensing agreements, have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our OviTex and OviTex PRS products, any additional features we develop for our OviTex and OviTex PRS products or any new products we seek to develop in the future. Other parties may have developed technologies that may be related or competitive to our OviTex and OviTex PRS products, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal, scientific and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own, or to which we have ownership rights through licensing agreements, may not provide any protection against competitors. Furthermore, an adverse decision in a judicial or administrative proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

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

In addition, proceedings to enforce or defend our patents, or patents to which we have ownership rights through licensing agreements, could put those patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of those patents are invalid or otherwise unenforceable. If any of the patents covering our OviTex and OviTex PRS products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

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

In the U.S., Aroa has obtained and holds 510(k) clearances from the FDA to market our OviTex products and obtained the 510(k) clearances from the FDA held by us for our first two OviTex PRS products, while we obtained and hold the 510(k) clearance for our OviTex PRS Long-Term Resorbable product. An element of our strategy is to continue to upgrade our reinforced tissue matrix products. We expect that any such modifications may require new 510(k) clearances; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. The FDA will require a PMA, rather than a 510(k) clearance for the use of OviTex PRS in breast surgery. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

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

Any of these actions could significantly and negatively affect the supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

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

Our current and future operations with respect to the commercialization of our products are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, surgeons and other healthcare professionals. For more information, see the sections entitled “Business –

Government Regulation – Anti-Kickback Statutes, – False Claims Laws; – Transparency Laws; and – Other Federal Healthcare Fraud and Abuse Laws” in this Annual Report.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which took effect on January 1, 2020. The CCPA created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches in certain instances that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Additionally, the California Privacy Rights Act, or the CPRA, took effect in most material respects on January 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply. A failure to comply with these current or future federal and state laws and regulations and industry standards relating to data privacy and security could lead to investigatory or regulatory action, private litigation or class actions that could result in exposure to civil or criminal penalties, monetary or statutory damages, attorney fee awards and/or exposure to adverse publicity that could negatively affect our operating results and business.

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

The GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, Switzerland or the United Kingdom, including the United States, to other countries in respect of which the European Commission or the United Kingdom government has not issued a so-called “adequacy decision” or “ adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses (SCCs) for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the United Kingdom, the International Data Transfer Agreement or Addendum (IDTA). Under both the GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including conducting an analysis of the laws in the destination country. The SCCs had to be in place by December 27, 2022, whereas the IDTA had to be implemented in all existing contracts by March 21, 2024. Finalizing the implementation of the updated SCCs and UK IDTA, and conducting the required risk assessments, may continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. On June 28, 2021, the European Commission published its decision recognizing the United Kingdom as having adequate laws to the protect the rights and freedoms of data subjects such that personal data may transfer to from the EU to the United Kingdom without an approved transfer mechanism. The decision is effective for four years and its continuing effect is dependent on United Kingdom and regulation on data privacy not diverging materially from the GDPR. The United Kingdom Government also confirmed that data transfers to the EU remain free flowing.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – U.S. Healthcare Reform” in this Annual Report.

In the U.S., for example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the healthcare industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

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

In the U.S., we currently compete with LifeCell Corporation, a subsidiary of AbbVie, Davol Inc., a subsidiary of Becton, Dickinson and Company, MTF Biologics and RTI Surgical, which produce, among other things, soft-tissue reconstruction surgery products, including Strattice and Alloderm, Phasix, FlexHD and Cortiva, respectively. In the EEA, we compete with Bard, a subsidiary of Becton, Dickinson and Company, who produces other soft-tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than us, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while benefiting from greater brand awareness. We believe other emerging businesses are in the early stages of developing similar products designed for soft-tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft-tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

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

We may be unable to renew existing contracts with GPOs or obtain additional contract positions with major GPOs and IDNs, for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.

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

Global supply chains have been impacted because of the lingering economic impacts COVID-19 pandemic, recent geopolitical tensions such as the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion) and other factors, and this may impact the availability of raw materials and components used in the manufacture of our products. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the effect of the global supply chain disruption.

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

We rely on our own direct sales force, which as of December 31, 2023 consisted of 94 representatives in the U.S. and 10 representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our vendors experience a cybersecurity incident, significant disruption or a breach of our information technology systems, our business could be adversely affected.

We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, data security and other processes necessary to manage our business. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, changing customer patterns and an evolving threat landscape. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security incidents, we may experience interruptions in our operations or security breaches, which could have an adverse effect on our business.

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

Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security incident, industrial espionage attacks, ransomware, or insider threat attacks.

If a material security incident related to our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our cybersecurity measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants, and identify replacement vendors if necessary, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2023, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $239.4 million and $196.1 million, respectively. The federal carry forwards for losses incurred prior to 2018 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2027. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2023 included in this

Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

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

We cannot predict the prices at which our shares of common stock may trade. The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our products or of those of others in our industry;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts;
●	broad trends impacting companies within the pharmaceutical, biotechnology and medical technology industries; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including any economic downturn as a result of the COVID-19 pandemic, or macroeconomic factors such as geopolitical tensions or the outbreak or escalation of hostilities or war.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our capital stock or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Provisions in our fourth amended and restated certificate of incorporation and our third amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our fourth amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our board of directors may alter certain provisions of our third amended and restated bylaws without obtaining stockholder approval;

●	the approval of the holders of at least two-thirds of our shares entitled to vote at an election of our board of directors is required to adopt, amend or repeal our third amended and restated bylaws or repeal the provisions of our fourth amended and restated certificate of incorporation regarding the election and removal of directors;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Our fourth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United State District Court for the District of Delaware) is the exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our fourth amended and restated certificate of incorporation or third amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case, (A) any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (C) for which such court does not have subject matter jurisdiction, in all cases subject to the courts having jurisdiction over indispensable parties named as defendants. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigations costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our fourth amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. Alternatively, if a court were to find the choice of forum provision contained in our fourth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. This provision will not apply to actions arising under the Securities Act or Exchange Act. Our fourth amended and restated certificate of incorporation and third amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cyber Risk Management and Strategy

Under the oversight of our board of directors and the Audit Committee of the board, we have adopted cybersecurity risk management processes that take a risk based approach to assessing, identifying, and managing risks from cybersecurity threats. Management of cybersecurity risks is part of our overall risk management strategy.

We engage third-party service providers to assist us with our cybersecurity risk management, including for network monitoring, antivirus protection, and managing IT environments. We have also engaged third party advisors and consultants to conduct periodic testing of our processes and systems. Before contracting with certain third parties, such as those that have access to our IT networks, we have a process to conduct diligence on those third parties, which includes a security assessment. We have also implemented a process for employees to undergo cybersecurity training during onboarding, and thereafter, on an annual basis as part of our larger compliance training program.

We have established monitoring procedures in our effort to mitigate risks related to cybersecurity incidents. As part of our cybersecurity risk management, we have adopted a business continuity and incident response plan, which is designed to establish our processes for identifying and responding to significant events that may lead to a business disruption or crisis, including those arising from or related to cybersecurity threats.

Governance

Our board of directors holds oversight responsibility over our strategy and risk management, including risks related to cybersecurity. The board’s oversight of cybersecurity risk management is supported by the Audit Committee, which has responsibility for discussing with management significant cybersecurity risks and the measures we have implemented to monitor and control such cyber risk exposures. The Audit Committee receives quarterly updates from our Vice President, Information Technology & Compliance (“IT Officer”) relating to IT and cybersecurity matters, including cybersecurity risks and threats. The Audit Committee provides periodic updates to our board of directors on cybersecurity matters discussed at such meetings. Our IT Officer also provides these and similar reports to the full board of directors on a biannual basis.

Our IT Officer oversees the day-to-day management of the Company’s cybersecurity risk management program. Our IT Officer has over 15 years of experience in IT leadership, and has managed IT for our company for approximately 10 years. Our IT Officer reports to our Chief Operating Officer and Chief Financial Officer and is a member of our Compliance Committee. Our IT Officer coordinates with our legal department and relevant third parties, such as consultants and external legal advisors, to assess and manage material risks from cybersecurity threats. Our IT Officer is also supported by a cross-functional incident response team, which is empowered to review, assess, report, monitor and take action to mitigate or remedy any cybersecurity incidents pursuant to our business continuity and incident response plan. Our IT department further supports and has dedicated resources to assist our IT Officer in monitoring, preventing, detecting, mitigating, and remediating any cybersecurity incidents pursuant to our policies and procedures.

We have also established a Disclosure Committee, which regularly reviews relevant information related to potential public disclosure of critical business risks and material events.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Form 10-K.

ITEM 2.PROPERTIES

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa, at their facility in Auckland, New Zealand which currently totals approximately 40,000 square feet.

We lease our corporate headquarters in Malvern, Pennsylvania, which houses our research and development operations, controlled environment room, and office space, and currently totals approximately 41,000 square feet.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 14, 2024, the Company had approximately 64 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”), which we first commercialized in the U.S. in July 2016 and in Europe in February 2019, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.1 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.5 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. In February 2023, we launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias. More recently, we have designed a set of OviTex products specifically for use in the inguinal hernia repair (“IHR”), which we expect to launch in the second quarter of 2024.

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

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen, which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. In August 2023, we announced the launch of our OviTex PRS Long-Term Resorbable product configuration, which was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement.

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million.

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”), which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. We have also engaged in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) protocol to study the safety and effectiveness of our OviTex PRS product for an indication in breast reconstruction surgery. The FDA has stated that a premarket approval, rather than 510(k) clearance will be required for such an indication. We have also commenced a retrospective clinical study evaluating the effectiveness and safety of our OviTex PRS products.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue preservation and restoration portfolio, including through the development of complimentary solutions in our indications such as atraumatic mesh fixation devices or surgical wound management and infection control. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to be their exclusive distributor of their LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized our NIVIS Fibrillar Collagen Pack (“NIVIS”), an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS over the next two years. We continue to assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our OviTex and OviTex PRS products. We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and, with the exception of our recent IHR-dedicated products equals 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2023, we had 91 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS product lines, including the additional IHR configurations to further enhance product compatibility in robotic procedures, larger versions of our current product configurations, the development of configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation markets. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs.

Our business was directly impacted by the COVID-19 pandemic. We experienced volatility in demand for our products which primarily resulted from government and hospital restrictions, as well as patient health and safety concerns, decreasing the volume of elective procedures using our products. While procedure volumes have continued to normalize to pre-pandemic levels, we continue to monitor any lingering economic effects on labor and hospital staffing levels, procedural volumes and ultimately on our results.

Our revenue for the years ended December 31, 2023 and 2022 was $58.5 million and $41.4 million, respectively, which represents an increase of $17.0 million, or 41% for the year ended December 31, 2023. Our net loss for the same time periods was $46.7 million and $44.3 million, respectively, which represents an increase of $2.4 million, or 5% for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $320.9 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

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

COVID-19: Our business was directly impacted by the COVID-19 pandemic, including due to government restrictions on elective procedures and surgical staffing challenges that lead to the deferral of elective surgeries and lower surgical procedural volumes overall. We believe that surgical procedures have started to normalize to pre-pandemic levels and that hospital systems have begun to address any remaining backlog of procedures previously delayed due to the COVID-19 pandemic. Additionally, the true economic effects of COVID-19 pandemic may have created other labor and financial strains on healthcare systems that continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, increasing interest rates, further economic downturn or banking instability and geopolitical issues, including the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion), have contributed to increased market volatility and diminished expectations for economic growth in the world. As a result, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

Financial Strain: Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding macroeconomic conditions and financial markets, including the financial strain suffered by hospital customers during the COVID-19 pandemic, may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

Components of Our Results of Operations

Revenue

Substantially all our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although macroeconomic pressures described in this Annual Report may impair our ability to continue to generate revenue and expand our customer base at historic rates.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, royalties and costs related to shipping. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, with the exception of our recent IHR-dedicated products, equals 27% of our net sales of licensed products. The initial term of our Aroa License terminates on the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows. Any delay in volume growth, whether due to macroeconomic pressures or otherwise, could lead to additional charges to excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of capitalized milestone amounts paid to Aroa related to license fees or commercialization rights after future economic benefit has been established for a product. These capitalized milestone amounts relate to regulatory clearances, the receipt of certain supply quantities of product, and amounts based upon aggregate net sales thresholds within a specified territory, and are amortized over the remaining useful life of the intellectual property.

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

Results of Operations

Comparison of the Year Ended December 31, 2023 and 2022

	Year Ended December 31,		Change
	2023	2022	Dollar	Percentage

Revenue	$58,453	$41,418	$17,035	41%
Cost of revenue (excluding amortization of intangible assets)	17,961	13,570	4,391	32
Amortization of intangible assets	380	804	(424)	(53)
Gross profit	40,112	27,044	13,068	48
Gross margin	69%	65%
Operating expenses:
Sales and marketing	59,681	43,252	16,429	38
General and administrative	14,887	13,862	1,025	7
Research and development	9,619	8,937	682	8
Total operating expenses	84,187	66,051	18,136	27
Loss from operations	(44,075)	(39,007)	(5,068)	13
Other expense:
Interest expense	(5,223)	(4,051)	(1,172)	29
Loss on extinguishment of debt	—	(1,228)	1,228	(100)
Other income (expense)	2,634	(10)	2,644	NA
Total other expense	(2,589)	(5,289)	2,700	(51)
Net loss	$(46,664)	$(44,296)	$(2,368)	5%

Revenue

Revenue increased by $17.0 million, or 41%, to $58.5 million for the year ended December 31, 2023 from $41.4 million for the year ended December 31, 2022. The increase in revenue was primarily driven by an increase in unit sales of our products due to the ongoing expansion of our commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the year ended December 31, 2023, we sold 13,675 units of OviTex compared to 10,083 units of OviTex during the year ended December 31, 2022, a 36% increase in unit sales volume. Additionally, we sold 3,544 units of OviTex PRS compared to 2,385 units during the year ended December 31, 2022, a 49% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $4.4 million, or 32%, to $18.0 million for the year ended December 31, 2023 from $13.6 million for the year ended December 31, 2022. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales, partially offset by a lower charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 53%, to $0.4 million for the year ended December 31, 2023 from $0.8 million for the year ended December 31, 2022. In June 2022, we determined that our final milestone target under our licensing agreement with Aroa was probable of being met and recorded the payment obligation as an intangible asset, resulting in an additional amortization charge of $0.5 million.

Gross Margin

Gross margin increased to 69% for the year ended December 31, 2023 from 65% for the year ended December 31, 2022. The increase was primarily due to lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue which resulted from improved inventory management processes and lower amortization of intangible assets.

Sales and Marketing

Sales and marketing expenses increased by $16.4 million, or 38%, to $59.7 million for the year ended December 31, 2023 from $43.3 million for the year ended December 31, 2022. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel, consulting and marketing expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $1.0 million, or 7%, to $14.9 million for the year ended December 31, 2023 from $13.9 million for the year ended December 31, 2022. The increase was primarily due to higher compensation costs and employee-related expenses due to an increase in headcount and increases in professional fees and bad debt expense, offset by a decrease in insurance expense.

Research and Development

Research and development expenses increased by $0.7 million, or 8%, to $9.6 million for the year ended December 31, 2023 from $8.9 million for the year ended December 31, 2022. The increase was primarily due to higher compensation costs due to an increase in headcount, offset by lower study costs.

Interest Expense

Interest expense increased by $1.2 million, or 29%, to $5.2 million for the year ended December 31, 2023 from $4.1 million for the year ended December 31, 2022 due to the increased levels of borrowings under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto, and an increase to the variable component of our interest rate.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $1.2 million during the year ended December 31, 2022 related to the repayment of borrowings of our credit facilities with OrbiMed. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment. No losses were recorded during the year ended December 31, 2023.

Other Income (Expense)

Other income (expense) increased by $2.6 million primarily due to higher interest income on increased cash balances and foreign currency translation adjustments.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash and cash equivalents of $46.7 million, working capital of $54.8 million and an accumulated deficit of $320.9 million. As of December 31, 2022, we had cash and cash equivalents of $42.0 million, working capital of $50.0 million and an accumulated deficit of $274.2 million.

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

In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS over the next two years.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2023, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027 and provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. As of December 31, 2023, no additional borrowings were made and our ability to draw from Tranche 2 has since expired.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. The 2023 Equity Agreement supersedes and replaces the Company’s previous Equity Distribution Agreement with the Agent dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the year ended December 31, 2023. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash used in operating activities	$(40,857)	$(40,748)	$(30,432)
Cash used in investing activities	(599)	(1,872)	(627)
Cash provided by financing activities	46,267	40,852	585
Effect of exchange rate changes on cash and cash equivalents	164	(144)	11
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,975	$(1,912)	$(30,463)

Operating Activities

During the year ended December 31, 2023, we used $40.9 million of cash in operating activities, resulting from our net loss of $46.7 million and the change in operating assets and liabilities of $2.0 million, offset by non-cash charges of $7.8 million. Our non-cash charges were comprised of stock-based compensation expense of $5.0 million, our excess and obsolete inventory charge of $1.4 million, depreciation and amortization expense of $0.8 million and interest expense of $0.6 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory partially offset by increases in accrued expenses and other current and long-term liabilities.

During the year ended December 31, 2022, we used $40.7 million of cash in operating activities, resulting from our net loss of $44.3 million and the change in operating assets and liabilities of $5.3 million, offset by non-cash charges of $8.9 million. Our non-cash charges were comprised of stock-based compensation expense of $4.0 million, our excess and obsolete inventory charge of $1.9 million, loss on extinguishment of debt of $1.2 million, depreciation and amortization expense of $1.2 million and interest expense of $0.7 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and accounts receivable, partially offset by increases in accrued expenses and other current and long-term liabilities.

During the year ended December 31, 2021, we used $30.4 million of cash in operating activities, resulting from our net loss of $33.3 million and the change in operating assets and liabilities of $3.5 million, offset by non-cash charges of $6.3 million. Our non-cash charges were comprised of stock-based compensation expense of $3.7 million, our excess and obsolete inventory charge of $1.4 million, interest expense of $0.7 million and depreciation and amortization expense of $0.5 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory, accounts receivable and prepaid expenses and other assets, partially offset by increases in accounts payable and accrued expenses and other current and long-term liabilities.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

During the year ended December 31, 2022, cash used in investing activities was $1.9 million consisting of a $1.0 million payment made for our intangible asset and purchases of property and equipment.

During the year ended December 31, 2021, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $46.3 million, consisting primarily of $46.3 million in proceeds received from the sale of our common stock and $0.1 million of proceeds received from the exercise of stock options partially offset by the payment of withholding taxes related to stock-based compensation to employees.

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

Indebtedness

On May 26, 2022, we entered into the MidCap Credit Agreement with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in MidCap Term Loans, consisting of a $40.0 million Tranche 1 and a $10.0 million Tranche 2. Upon closing, we borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to fully repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes. As of December 31, 2023, no additional borrowings were made and our ability to draw from Tranche 2 has since expired.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	Thereafter
Principal payments on long-term debt(1)	$40,000	$—	$—	$40,000	$—
Interest and end of term charge on long-term debt(2)	17,581	4,677	9,354	3,550	—
Operating lease commitments(3)	3,736	601	1,137	1,153	845
Purchase commitments	7,080	2,250	4,830	—	—
Total	$68,397	$7,528	$15,321	$44,703	$845
(1)	Assumes extension of Interest-Only Period to 48 months under the MidCap Credit Facilty.
(2)	Interest payable reflects the rate in effect as of December 31, 2023. The interest rate on borrowings under the MidCap Credit Facility is variable and resets monthly. End of term fee reflects final payment fee due at maturity.
(3)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2030.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Following the events relating to Silicon Valley Bank in 2023, we established redundant accounts at high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry. We have reviewed the consolidated financial statements of this financial institution and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.4 million increase to our interest expense for the year ended December 31, 2023.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventory, which consists primarily of our OviTex and OviTex PRS products held on consignment or held in our warehouse, is considered finished goods and is purchased from a third party.

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

The information required by this Item is set forth on pages F-1 through F-24 hereto.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 22, 2024

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$46,729	$42,019
Accounts receivable, net of allowances of $416 and $143	9,737	6,621
Inventory	13,162	11,792
Prepaid expenses and other assets	2,098	2,015
Total current assets	71,726	62,447
Property and equipment, net	1,984	1,682
Intangible assets, net	2,119	2,499
Right-of-use assets	1,954	1,227
Restricted cash	265	—
Total assets	$78,048	$67,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,667	$1,534
Accrued expenses and other current liabilities	15,300	10,869
Total current liabilities	16,967	12,403
Long‑term debt	40,515	39,916
Other long‑term liabilities	1,685	1,231
Total liabilities	59,167	53,550

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,494,675 and 19,165,027 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	24	19
Additional paid-in capital	339,655	288,361
Accumulated other comprehensive income	91	150
Accumulated deficit	(320,889)	(274,225)
Total stockholders’ equity	18,881	14,305
Total liabilities and stockholders’ equity	$78,048	$67,855

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue	$58,453	$41,418	$29,463
Cost of revenue (excluding amortization of intangible assets)	17,961	13,570	10,346
Amortization of intangible assets	380	804	304
Gross profit	40,112	27,044	18,813
Operating expenses:
Sales and marketing	59,681	43,252	29,062
General and administrative	14,887	13,862	12,459
Research and development	9,619	8,937	6,743
Total operating expenses	84,187	66,051	48,264
Loss from operations	(44,075)	(39,007)	(29,451)
Other expense:
Interest expense	(5,223)	(4,051)	(3,597)
Loss on extinguishment of debt	—	(1,228)	—
Other income (expense)	2,634	(10)	(228)
Total other expense	(2,589)	(5,289)	(3,825)
Net loss	$(46,664)	$(44,296)	$(33,276)
Net loss per common share, basic and diluted	$(2.04)	$(2.72)	$(2.30)
Weighted average common shares outstanding, basic and diluted	22,868,663	16,267,678	14,473,213
Comprehensive loss:
Net loss	$(46,664)	$(44,296)	$(33,276)
Foreign currency translation adjustment	(59)	202	19
Comprehensive loss	$(46,723)	$(44,094)	$(33,257)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2021	14,437,107	$14	$245,736	$(71)	$(196,653)	$49,026
Vesting of common stock previously subject to repurchase	153	—	1	—	—	1
Vesting of share-based awards and exercise of stock options	89,154	1	546	—	—	547
Issuance of common stock under the employee stock purchase plan	3,163	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	19	—	19
Stock‑based compensation expense	—	—	3,661	—	—	3,661
Reclassification of liability-classified stock-based compensation awards	—	—	82	—	—	82
Net loss	—	—	—	—	(33,276)	(33,276)
Balance at December 31, 2021	14,529,577	15	250,064	(52)	(229,929)	20,098
Vesting of common stock previously subject to repurchase	29	—	—	—	—	—
Vesting of share-based awards and exercise of stock options	44,346	—	19	—	—	19
Issuance of common stock under the employee stock purchase plan	4,523	—	50	—	—	50
Shares withheld for employee taxes	(13,448)	—	(157)	—	—	(157)
Foreign currency translation adjustment	—	—	—	202	—	202
Stock‑based compensation expense	—	—	3,989	—	—	3,989
Sale of common stock, net of underwriting discounts, commissions and offering costs	4,600,000	4	34,396	—	—	34,400
Net loss	—	—	—	—	(44,296)	(44,296)
Balance at December 31, 2022	19,165,027	19	288,361	150	(274,225)	14,305
Vesting of share-based awards and exercise of stock options	126,987	—	127	—	—	127
Issuance of common stock under the employee stock purchase plan	10,602	—	88	—	—	88
Shares withheld for employee taxes	(27,131)	—	(289)	—	—	(289)
Foreign currency translation adjustment	—	—	—	(59)	—	(59)
Stock‑based compensation expense	—	—	5,032	—	—	5,032
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(46,664)	(46,664)
Balance at December 31, 2023	24,494,675	$24	$339,655	$91	$(320,889)	$18,881

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(46,664)	$(44,296)	$(33,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	428	383	231
Noncash interest expense	599	657	664
Noncash loss on extinguishment of debt	—	1,228	—
Amortization of intangible assets	380	804	304
Net changes in operating lease ROU assets and liabilities	(49)	(36)	—
Inventory excess and obsolescence charge	1,414	1,866	1,439
Stock‑based compensation expense	5,032	3,989	3,661
(Gain) loss on disposal of fixed assets	(12)	—	2
Change in operating assets and liabilities:
Accounts receivable, net	(3,058)	(2,421)	(1,553)
Inventory	(2,718)	(6,073)	(5,194)
Prepaid expenses and other current assets	(81)	1,216	(992)
Accounts payable	11	(884)	1,597
Accrued expenses and other current and long-term liabilities	4,177	2,399	2,673
Foreign currency translation (gain) loss	(316)	420	12
Net cash used in operating activities	(40,857)	(40,748)	(30,432)
Cash flows from investing activities:
Payment for intangible asset	—	(1,000)	—
Purchase of property and equipment	(611)	(872)	(627)
Proceeds from the sale property and equipment	12	—	—
Net cash used in investing activities	(599)	(1,872)	(627)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	46,341	34,400	—
Proceeds from issuance of long‑term debt	—	40,000	—
Repayment of long‑term debt	—	(30,000)	—
Payment of debt financing costs	—	(3,460)	—
Proceeds from exercise of stock options	127	19	547
Payment of withholding taxes related to stock-based compensation to employees	(289)	(157)	—
Proceeds from issuance of common stock under the employee stock purchase plan	88	50	38
Net cash provided by financing activities	46,267	40,852	585
Effect of exchange rate on cash and cash equivalents	164	(144)	11
Net increase (decrease) in cash and cash equivalents and restricted cash	4,975	(1,912)	(30,463)
Cash and cash equivalents and restricted cash, beginning of year	42,019	43,931	74,394
Cash and cash equivalents and restricted cash, end of year	$46,994	$42,019	$43,931
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,624	$3,394	$2,933
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$119	$7	$166
Issuance of common stock for early exercised stock options	$—	$—	$1
Reclassification of liability-classified stock-based compensation awards to equity-classified	$—	$—	$82
Operating lease ROU asset exchanged for operating lease liabilities	$895	$1,376	$—
Tenant improvement and deferred rent reclassified to operating lease liabilities	$—	$380	$—
Operating lease liabilities assumed for operating lease ROU assets	$—	$1,756	$—

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

The Company has been directly impacted by the COVID-19 pandemic since the onset of the pandemic in 2020. To date, among other impacts on the Company’s business related to the pandemic, physicians and their patients have been required by state mandates, or have chosen to, defer elective surgery procedures in which the Company’s products otherwise would be used. There remains some uncertainty regarding the lingering effects of the COVID-19 pandemic on the Company’s near-term revenue growth prospects and product development plans due to the volatility in the frequency of surgical procedures using the Company’s products, including through labor and hospital staffing shortages and the allocation of hospital resources due to financial strain experienced during the COVID-19 pandemic. While the Company believes that surgical procedures have started to normalize to pre-pandemic levels and that hospital systems have begun to address any remaining backlog of procedures previously delayed due to the COVID-19 pandemic, the full extent of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing capability, supply chain integrity, staffing availability, research and development costs and employee-related compensation, will depend on future developments that remain uncertain.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $320.9 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS over the next two years.

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

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the lingering effects of the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the ongoing Russia-Ukraine conflict and the current conflict in Israel and Gaza (including any escalation or expansion), technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(3) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM, who is the Chief Executive Officer, views the Company’s operations and manages its business in one segment.

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

Following the events relating to Silicon Valley Bank in 2023, the Company has established additional redundant accounts with another high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly-liquid investments with maturities of three months or less from the date of purchase. Cash equivalents consist of investments in a money market fund. The Company’s cash and cash equivalents are carried at fair value.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Restricted Cash

Restricted cash represents an amount held in an escrow deposit account, securing a letter of credit for the Company’s office lease.

Inventory

Inventory consists of purchased materials, primarily finished goods and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$13,102	$11,792
Raw materials	60	—
Total inventory	$13,162	$11,792

The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. As of December 31, 2023 and 2022, the Company had $3.0 million and $2.3 million, respectively, in finished goods consigned to others.

Property and Equipment

Property and equipment are stated at the aggregate cost incurred to acquire and place the asset in service. Expenditures for routine maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. In 2023, 2022 and 2021, the Company recorded $0.4 million, $0.8 million and $0.3 million of amortization expense, respectively, related to intangible assets. At December 31, 2023, the remaining life of intangible assets was 5.6 years. The Company anticipates recognizing amortization expense of $0.4 million in each of the next five years and $0.1 million thereafter.

Leases

The Company adopted ASU 2016-02, Leases, (“ASU 2016-02”) on January 1, 2022 using the modified retrospective transition method and elected the transition practical expedients to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the date of application. ASU 2016-02 required a lessee to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2023, 2022 or 2021.

Debt Issuance Costs

Debt issuance costs incurred in connection with debt (Note 6) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying amount of the related debt.

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2023	2022	2021
OviTex	$39,416	$28,879	$22,990
OviTex PRS	18,736	12,431	6,473
Other	301	108	—
Total revenue	$58,453	$41,418	$29,463

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Sales outside of the U.S. were $6.1 million or 10% of total revenue for the year ended December 31, 2023, $3.2 million or 8% of total revenue for the year ended December 31, 2022 and immaterial for the year ended December 31, 2021.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The carrying amount of the Company’s Credit and Security Agreement approximates fair value due to its variable interest rate.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Cash equivalents – money market fund	$41,561	$—	$—

December 31, 2022:
Cash equivalents – money market fund	$39,010	$—	$—

Allowance for credit losses

The following table presents a rollforward of the allowance of credit losses (in thousands):

	Balance at Beginning of Period	Bad Debt Expense Recognized	Write-offs of Uncollectible Balances	Balance at End of Period
Year ended December 31, 2021	$(46)	(12)	6	$(52)
Year ended December 31, 2022	$(52)	(116)	25	$(143)
Year ended December 31, 2023	$(143)	(306)	33	$(416)

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

	December 31,
	2023	2022	2021
Stock options (including shares subject to repurchase)	2,162,453	2,071,848	1,706,438
Unvested restricted stock units	907,203	311,991	163,043
Common stock warrants	88,556	88,556	88,556
Total	3,158,212	2,472,395	1,958,037

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. The adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

interim period. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2023	2022
Lab equipment	5 Years	$2,883	$2,635
Furniture and fixtures	5 Years	284	274
Computer equipment and software	3 Years	645	604
Leasehold improvements	Lesser of useful life or lease term	2,507	2,309
Total		6,319	5,822
Less accumulated depreciation and amortization		(4,335)	(4,140)
Property and equipment, net		$1,984	$1,682

The cost of property and equipment at both December 31, 2023 and 2022 includes $0.2 million of equipment located at Aroa. Depreciation expense was $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and related benefits	$9,216	$6,420
Third-party and professional fees	2,828	2,563
Amounts due to contract manufacturer	2,024	1,263
Current portion of operating lease liabilities	565	340
Research and development expenses	140	137
Other	527	146
Total accrued expenses and other current liabilities	$15,300	$10,869

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(6) Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
MidCap Term Loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,485)	(2,084)
Long-term debt	$40,515	$39,916

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent (the “Agent”), and certain lender parties thereto. The MidCap Credit Agreement provides for up to $50.0 million in term loans (the “MidCap Term Loans”), consisting of a $40.0 million Tranche 1 (“Tranche 1”) and a $10.0 million Tranche 2 (“Tranche 2”). Upon closing, the Company borrowed $40.0 million of Tranche 1 and used a portion of the proceeds to repay borrowings under the OrbiMed Credit Facility (described below) and intends to use the remaining proceeds to fund operations and other general corporate purposes. As of December 31, 2023, no additional borrowings were made and the Company’s ability to draw from Tranche 2 has since expired.

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap Term Loans, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

of principal being prepaid). Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2023 was $5.2 million, of which $0.6 million was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2022 was $2.6 million, of which $0.4 million was related to the amortization of debt issuance costs.

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

The OrbiMed Term Loan bore interest at a rate equal to 7.75% plus the greater of one-month LIBOR or 2.0% until the aggregate principal, interest and End of Term Charge of $3.0 million were paid with part of the proceeds received from the MidCap Credit Agreement. As a result of these payments, a $1.2 million loss on extinguishment was recorded during the year ended December 31, 2022. Interest expense associated with the OrbiMed Credit Facility recorded for the year ended December 31, 2022 was $1.5 million, of which $0.3 million was related to the amortization of debt issuance costs. Interest expense associated with the OrbiMed Credit Facility recorded for the year ended December 31, 2021 was $3.6 million, of which $0.7 million was related to the amortization of debt issuance costs.

(7) Stockholders’ Equity

Public Stock Offerings

In November 2023, the Company entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. The 2023 Equity Agreement supersedes and replaces the Company’s previous Equity Distribution Agreement with Piper dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the years ended December 31, 2023, 2022 or 2021.

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

The Company had the following warrants outstanding at December 31, 2023:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At December 31, 2023, 1,138,279 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreements and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2023	2022	2021
Sales and marketing	$1,824	$1,373	$961
General and administrative	2,478	2,029	1,542
Research and development	730	587	1,158
Total stock‑based compensation	$5,032	$3,989	$3,661

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2021	1,498,208	$10.87
Granted	468,000	14.80
Exercised	(77,154)	7.08
Canceled/forfeited	(182,645)	13.08
Outstanding at December 31, 2021	1,706,409	$11.88
Granted	450,410	10.24
Exercised	(3,563)	5.51
Canceled/forfeited	(81,408)	13.13
Outstanding at December 31, 2022	2,071,848	$11.49
Granted	212,960	10.50
Exercised	(25,428)	5.00
Canceled/forfeited	(96,927)	11.25
Outstanding at December 31, 2023	2,162,453	$11.48	6.26
Vested and expected to vest at December 31, 2023	2,131,840	$11.48	6.23
Exercisable at December 31, 2023	1,606,779	$11.50	5.50

Included in outstanding options at December 31, 2023, were 355,766 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At December 31, 2023, the aggregate intrinsic value of both outstanding options and exercisable options was $0.3 million.

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

The weighted average grant-date fair value per share of options granted was $7.19, $6.55 and $8.66 for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $0.1 million, $16,000 and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $3.5 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.2 years.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Expected volatility	74.3%	69.6%	63.9%
Risk‑free interest rate	3.99%	2.55%	0.99%
Expected term (in years)	6.15	6.20	6.15

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). During the year ended December 31, 2023, the Company granted 479,585 service-based awards at a weighted average grant-date fair value of $9.89 per RSU. Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. During the year ended December 31, 2023, the Company granted 250,149 performance-based RSUs at a weighted average grant-date fair value of $10.95 per RSU. Vesting of these performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based RSUs during the year ended December 31, 2023.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock units for the Plan:

Number of
shares
Outstanding at January 1, 2021	—
Granted	194,232
Vested	(12,000)
Canceled/forfeited	(19,189)
Outstanding at December 31, 2021	163,043
Granted	197,950
Vested	(40,783)
Canceled/forfeited	(8,219)
Outstanding at December 31, 2022	311,991
Granted	729,734
Vested	(101,559)
Canceled/forfeited	(32,963)
Outstanding at December 31, 2023	907,203

Included in outstanding RSUs at December 31, 2023, were 123,250 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $10.25, $11.21 and $16.57 during the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value of RSUs outstanding was $6.0 million and $3.6 million at December 31, 2023 and 2022, respectively. The total unrecognized compensation expense at December 31, 2023 related to RSUs was $4.8 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

(9) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary contributions made by the Company, if any, are determined annually by the board of directors. Effective January 1, 2020, the Company matched 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The Company’s contributions were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2023, 518,350 shares were available for future issuance under the ESPP. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions. As of December 31, 2023, 2022 and 2021, 10,602, 4,523 and 3,163 shares, respectively, have been issued under the ESPP.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(10) Income Taxes

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$61,427	$55,091
Interest expense carryforward	523	—
Research and development credits	830	623
Lease liability	557	387
Capitalized research and development expenses	4,845	1,743
Accrued expenses and other	3,535	2,682
Inventory reserve	289	372
Gross deferred tax asset	72,006	60,898
Deferred tax liabilities
Depreciation and amortization	(436)	(435)
Right of use asset	(484)	(302)
Gross deferred tax liability	(920)	(737)
Net deferred tax asset before valuation allowance	71,086	60,161
Valuation allowance	(71,086)	(60,161)
Net deferred tax asset	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

	December 31,
	2023	2022
NOL carryforwards
Federal	$239,417	$212,314
State	196,132	173,472

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2027 for state income tax purposes yet $160.0 million of the federal NOL carryforwards have no expiration. The Company recorded a valuation allowance on the deferred tax assets as of December 31, 2023 and 2022 because of the uncertainty of their realization. The valuation allowance increased by $10.9 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively, mainly due to losses incurred.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

A reconciliation of income tax benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows:

	Year ended December 31,
	2023	2022	2021
Rate reconciliation
Federal tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State rate, net of federal benefit	(3.1)	(3.1)	(3.5)
Permanent differences	0.7	0.6	0.2
Research and development	(0.4)	—	0.4
Change in valuation allowance	23.4	23.4	24.2
Other	0.4	0.1	(0.3)
Total tax provision	—%	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the United Kingdom. Tax years 2020 and forward remain open for examination for federal and the Company’s more significant state tax jurisdictions. Carryforward attributes from prior years may be adjusted upon examination by taxing authorities if used in an open period.

(11) Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be a party to lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Other key terms of the amended Aroa agreement in addition to those disclosed above are as follows:

●	The transfer price for product produced by Aroa is 200% of Aroa’s cost of goods sold, or 150% of Aroa’s cost of goods sold for the Company’s recent products dedicated for use in inguinal hernia repair (“IHR”). The transfer price and the quarterly true-up amount continued to equal 27% of Company’s net sales of licensed products, with the exception of the IHR products, where the total amount payable to Aroa will at least equal the aggregate transfer pricing paid to Aroa for such products during the applicable calendar year.
●	Provisions exist for the Company to step in and operate Aroa’s plant if a supply failure occurs and is not cured within a set timeframe. Under the amended agreement, the criteria for a supply failure was modified to mean a failure by Aroa to timely supply, during any consecutive 60-day period, at least 75% of the products ordered by the Company under binding purchase orders. During the period that the Company steps in and assumes manufacturing responsibility, it shall not be required to purchase product from or pay transfer prices to Aroa, the annual minimums shall be proportionately reduced to reflect the lack of supply responsibility by Aroa and the Company shall pay a royalty of 6% of net sales in lieu of 27% of net sales of the licensed products.

The Company expects to enter into similar milestone-based agreements with its strategic partner for both product territories and new products in order to expand and extend its product portfolio.

As of December 31, 2023, the Company had $7.1 million in commitments with one supplier to maintain exclusivity rights over time and $1.8 million in milestone payments related to certain research and development arrangements which are currently deemed not probable as the timing and likelihood of such payments are not known with certainty.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease (the “Malvern Lease”). The Malvern Lease, which was concluded to be an operating lease, was amended in October 2023 to extend the term of the lease from May 2028 to May 2030 (the “Lease Amendment”). Pursuant to the Lease Amendment, the Company leased an additional 15,881 square feet at the Company’s corporate headquarters which commenced on December 1, 2023 (the “Expansion Premises”) and will relinquish 4,652 square feet of non-contiguous space currently subject to the lease agreement on June 30, 2025 (the “Relinquished Space”). The Expansion Premises increased the Company’s total leased square footage in the building from 24,725 square feet to 40,606 square feet, which will be subsequently reduced to 35,954 square feet as of June 30, 2025 following removal of the Relinquished Space. The modification of the lease terms for the Company’s existing space was not treated as a separate contract; however, the Company notes that the Expansion Premises is being treated as a new ROU asset. The Lease Amendment required the Company to pay an additional security deposit of $0.3 million. The Malvern Lease has annual scheduled payment increases and provides the Company with a renewal option for an additional term of 60 months at the end of the lease term. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As the Company is not reasonably certain to exercise the renewal option, the additional 60-month term has been excluded.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Operating lease leasehold improvements are depreciated over the lesser of the useful lives of the leasehold improvements or the lease term.

The Company determined that the rate implicit in its lease is not readily determinable, and therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used an incremental borrowing rate of 11.66% to discount the Malvern Lease payments included in the operating lease liabilities recognized.

The Company recognized $0.3 million of lease cost during both the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. As of December 31, 2023, the remaining lease term for the Malvern Lease is 6.4 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in thousands):

2024	$601
2025	580
2026	557
2027	570
2028	583
Thereafter	845
Total undiscounted future minimum lease payments	$3,736
Less imputed interest	(1,486)
Total operating lease liabilities	$2,250

As of December 31, 2023, $0.6 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.7 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

(12) Subsequent Event

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS over the next two years.

Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
3.2	Third Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 of the Company’s Report on Form 10-Q filed on November 13, 2023).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
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

10.13

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference to exhibit 10.13 to the Company’s Report on Form 10-K, filed on March 23, 2023).

10.14	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.15	Amendment No. 1 to TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.15 to the Company’s Report on Form 10-K, filed on March 23, 2023).
10.16	Form of TELA Bio, Inc. Inducement Award Agreement for Non-Qualified Stock Option (incorporated by reference to exhibit 10.16 to the Company’s Report on Form 10-K, filed on March 23, 2023).
10.17	Form of TELA Bio, Inc. Inducement Award Agreement for Restricted Stock Unit (incorporated by reference to exhibit 10.17 to the Company’s Report on Form 10-K, filed on March 23, 2023).

10.18	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (filed herewith).
10.19

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Antony Koblish (incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.20	Employment Agreement, dated January 17, 2020, by and between the Company and Peter Murphy (incorporated by reference to exhibit 10.26 to the Company’s Report on Form 10-K, filed on March 30, 2020).
10.21	Employment Agreement, dated August 27, 2021, by and between the Company and Roberto Cuca (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K, filed on September 27, 2021).
10.22	Employment Agreement, dated September 15, 2020, by and between the Company and Paul Talmo (incorporated by reference to exhibit 10.19 to the Company’s Report on Form 10-K, filed on March 23, 2022).
10.23	Employment Agreement, dated August 3, 2023, by and between the Company and Gregory Firestone (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-Q, filed on August 10, 2023).
10.24

Credit and Security Agreement, dated as of May 26, 2022, by and among TELA Bio, Inc., MidCap Financial Trust and the lenders from time to time party thereto (incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K, filed on May 31, 2022).

10.25	Amendment No. 1 to Credit and Security Agreement, dated as of October 18, 2023, by and among TELA Bio, Inc., MidCap Financial Trust and the lenders from time to time party thereto (filed herewith).
10.26*

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

10.28*

Amendment to Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated January 3, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.29*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 27, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.22 on the Company’s Report on Form 10-K filed on March 30, 2020).

10.30*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated February 15, 2020, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.2 on the Company’s Report on Form 10-Q filed on May 15, 2020).

10.31*	Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 13, 2020, by and between the Company and Aroa Biosurgery Ltd. (filed herewith).
10.32

Lease between the Company and Liberty Property Limited Partnership, dated January 31, 2013 (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.33

First Amendment to Lease between the Company and Liberty Property Partnership, dated June 19, 2014 (incorporated by reference to exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.34

Second Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated January 17, 2018 (incorporated by reference to exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.35

Third Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated December 22, 2020 (incorporated by reference to exhibit 10.29 to the Company’s Report on Form 10-K, filed on March 25, 2021).

10.36	Fourth Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated October 18, 2023 (filed herewith).
10.37	Equity Distribution Agreement, dated November 13, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q filed on November 13, 2023).
21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	TELA Bio, Inc. Compensation Recovery Policy (filed herewith).
101 INS	Inline XBRL Instance Document (filed herewith).
101 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELA BIO, INC.

By:	/s/ ANTONY KOBLISH
Name: Antony Koblish
Title: President, Chief Executive Officer and Director Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2024
Antony Koblish

/s/ ROBERTO CUCA	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 22, 2024
Roberto Cuca

/s/ MEGAN SMEYKAL	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 22, 2024
Megan Smeykal

/s/ DOUG EVANS	Chairman, Board of Directors	March 22, 2024
Doug Evans

/s/ KURT AZARBARZIN	Director	March 22, 2024
Kurt Azarbarzin

/s/ VINCE BURGESS	Director	March 22, 2024
Vince Burgess

/s/ LISA COLLERAN	Director	March 22, 2024
Lisa Colleran

/s/ FEDERICA O’BRIEN	Director	March 22, 2024
Federica O’Brien