Form 10-Q
period 2024-03-31
TELA Bio, Inc.
filed 2024-05-10
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 3, 2024, the registrant had 24,655,371 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the possible effects arising from pandemics, epidemics or outbreaks of a contagious illness, including coronavirus disease, influenza, or respiratory syncytial virus among others and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and adverse healthcare economic factors affecting our products or the procedures in which they are used;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,143	$46,729
Accounts receivable, net of allowances of $303 and $416	9,955	9,737
Inventory	13,602	13,162
Prepaid expenses and other assets	1,918	2,098
Total current assets	62,618	71,726
Property and equipment, net	2,325	1,984
Intangible assets, net	2,024	2,119
Right-of-use assets	1,904	1,954
Other long-term assets	2,701	—
Restricted cash	265	265
Total assets	$71,837	$78,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,357	$1,667
Accrued expenses and other current liabilities	11,822	15,300
Total current liabilities	15,179	16,967
Long‑term debt	40,665	40,515
Other long‑term liabilities	1,609	1,685
Total liabilities	57,453	59,167

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,653,939 and 24,494,675 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	24
Additional paid-in capital	340,812	339,655
Accumulated other comprehensive income	97	91
Accumulated deficit	(326,550)	(320,889)
Total stockholders’ equity	14,384	18,881
Total liabilities and stockholders’ equity	$71,837	$78,048

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$16,603	$11,909
Cost of revenue (excluding amortization of intangible assets)	5,172	3,916
Amortization of intangible assets	95	95
Gross profit	11,336	7,898
Operating expenses:
Sales and marketing	17,520	13,466
General and administrative	3,829	3,634
Research and development	2,393	2,052
Total operating expenses	23,742	19,152
Other operating income:
Gain on sale of product line	(7,580)	—
Loss from operations	(4,826)	(11,254)
Other expense:
Interest expense	(1,332)	(1,246)
Other income	497	473
Total other expense	(835)	(773)
Net loss	$(5,661)	$(12,027)
Net loss per common share, basic and diluted	$(0.23)	$(0.63)
Weighted average common shares outstanding, basic and diluted	24,579,386	19,185,621
Comprehensive loss:
Net loss	$(5,661)	$(12,027)
Foreign currency translation adjustment	6	(30)
Comprehensive loss	$(5,655)	$(12,057)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of restricted stock units and exercise of stock options	178,233	1	219	—	—	220
Issuance of common stock under the employee stock purchase plan	27,969	—	164	—	—	164
Shares withheld for employee taxes	(46,938)	—	(328)	—	—	(328)
Foreign currency translation adjustment	—	—	—	6	—	6
Stock‑based compensation expense	—	—	1,102	—	—	1,102
Net loss	—	—	—	—	(5,661)	(5,661)
Balance at March 31, 2024	24,653,939	$25	$340,812	$97	$(326,550)	$14,384

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)	$14,305
Vesting of restricted stock units and exercise of stock options	88,588	—	44	—	—	44
Shares withheld for employee taxes	(25,838)	—	(279)	—	—	(279)
Foreign currency translation adjustment	—	—	—	(30)	—	(30)
Stock‑based compensation expense	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	(12,027)	(12,027)
Balance at March 31, 2023	19,227,777	$19	$289,254	$120	$(286,252)	$3,141

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,661)	$(12,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	139	120
Noncash interest expense	151	147
Amortization of intangible assets	95	95
Net changes in operating lease ROU assets and liabilities	(22)	(10)
Inventory excess and obsolescence charge	560	576
Stock‑based compensation expense	1,102	1,128
Gain on sale of product line	(7,580)	—
Change in operating assets and liabilities:
Accounts receivable, net	(234)	(18)
Inventory	(1,430)	(3,860)
Prepaid expenses and other current assets	479	398
Accounts payable	1,515	3,662
Accrued expenses and other current and long-term liabilities	(3,474)	(1,691)
Foreign currency translation loss	(24)	(94)
Net cash used in operating activities	(14,384)	(11,574)
Cash flows from investing activities:
Purchase of property and equipment	(304)	(115)
Proceeds from the sale of product line	5,000	—
Net cash provided by (used in) investing activities	4,696	(115)
Cash flows from financing activities:
Proceeds from exercise of stock options	220	44
Payment of withholding taxes related to stock-based compensation to employees	(328)	(279)
Proceeds from issuance of common stock under the employee stock purchase plan	164	—
Net cash provided by (used in) financing activities	56	(235)
Effect of exchange rate on cash and cash equivalents	46	29
Net decrease in cash and cash equivalents and restricted cash	(9,586)	(11,895)
Cash and cash equivalents and restricted cash, beginning of period	46,994	42,019
Cash and cash equivalents and restricted cash, end of period	$37,408	$30,124
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,181	$1,099
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$176	$18

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $326.6 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including the lingering effects of the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, geopolitical factors such as the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to generally

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

accepted accounting principles (“GAAP”) in the U.S. as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

A significant portion of the Company’s revenue is generated from product shipped to a customer or from consigned inventory maintained at hospitals or other surgical facilities. Revenue from the sale of consigned products is recognized when control is transferred to the customer, which occurs at the time the product is used in a surgical procedure. For product that is not held on consignment, the Company recognizes revenue when control transfers to the customer which occurs at the time the product is shipped or delivered. For all of the Company’s customer contracts, the only identified performance obligation is providing the product to the customer.

Revenue is recognized at the estimated net sales price, which includes estimates of variable consideration. The Company enters into contracts with certain third-party payors for the payment of rebates with respect to the utilization of its products. These rebates are based on contractual percentages. The Company estimates and records these rebates in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended March 31,
	2024	2023
OviTex	$10,535	$8,023
OviTex PRS	5,945	3,861
Other	123	25
Total revenue	$16,603	$11,909

Sales outside of the U.S. were $2.3 million and $1.0 million, respectively, for the three months ended March 31, 2024 and 2023.

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s Credit and Security Agreement approximates fair value due to its variable interest rate.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Cash equivalents – money market fund	$33,597	$—	$—

December 31, 2023:
Cash equivalents – money market fund	$41,561	$—	$—

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

	Three months ended March 31,
	2024	2023
Stock options	2,281,313	2,222,424
Unvested restricted stock units	1,079,141	774,629
Common stock warrants	88,556	88,556
Total	3,449,010	3,085,609

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation and related benefits	$5,954	$9,216
Third-party and professional fees	2,563	2,828
Amounts due to contract manufacturer	2,023	2,024
Current portion of operating lease liabilities	568	565
Research and development expenses	112	140
Other	602	527
Total accrued expenses and other current liabilities	$11,822	$15,300

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
MidCap Term Loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,335)	(1,485)
Long-term debt	$40,665	$40,515

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent, and certain lender parties thereto. The MidCap Credit Agreement consists of $40.0 million in a term loan. Upon closing, the Company used a portion of the proceeds to repay borrowings under a previous credit facility and intends to use the remaining proceeds to fund operations and other general corporate purposes.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The MidCap term loan matures on May 1, 2027 and bears interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. The Company is required to make 36 monthly interest payments beginning on June 1, 2022 (the “Interest-Only Period”). If the Company is in covenant compliance at the end of the Interest-Only Period, the Company will have the option to extend the Interest-Only Period by 12 months to 48 monthly interest payments, followed by 12 months of straight-line amortization, with the entire principal payment due at maturity. If the Company is not in covenant compliance at the end of the Interest-Only Period, the Company is required to make 24 months of straight-line amortization payments, with the entire principal amount due at maturity.

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap term loan, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid).

Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2024 was $1.3 million, of which $0.2 million was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2023 was $1.2 million, of which $0.1 million was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. The 2023 Equity Agreement superseded and replaced the Company’s previous Equity Distribution Agreement with Piper dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the three months ended March 31, 2024 or 2023.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2024:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

(7) Sale of Product Line

In March 2024, the Company entered into an Asset Purchase Agreement (“APA”) with MiMedx Group, Inc. (“MDXG”) to sell certain assets (the “Transaction”) related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly included the Company’s existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. MDXG assumed the Company’s existing supply agreements, including the minimum obligations for NIVIS that the Company entered into in 2022 ahead of the initial sales of NIVIS. In exchange for entering into the Transaction, the Company received an initial $5.0 million upfront payment and is entitled to receive future revenue-sharing payments based on the net sales of NIVIS during the first two years following its launch by MDXG, which revenue-sharing payments would range from a minimum of $3.0 million to a maximum of $7.0 million in the aggregate. Any consideration in excess of $3.0 million up to $7.0 million is considered variable consideration that is fully constrained.

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principals of ASC 606 to determine the consideration of $8.4 million related to the Transaction. The Company transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. Additionally, the Company recorded the minimum revenue-share payment of $3.0 million as a receivable at March 31, 2024, with $0.3 million representing the current portion in prepaid expenses and other assets in the consolidated balance sheet and $2.7 million representing the long-term portion in other long-term assets in the consolidated balance sheet. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes.

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At March 31, 2024, 718,172 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2024	2023
Sales and marketing	$373	$401
General and administrative	573	554
Research and development	156	173
Total stock‑based compensation	$1,102	$1,128

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2024	2,162,453	$11.48
Granted	219,600	7.07
Exercised	(37,219)	5.92
Canceled/forfeited	(63,521)	12.69
Outstanding at March 31, 2024	2,281,313	$11.11	6.60
Vested and expected to vest at March 31, 2024	2,235,434	$11.15	6.55
Exercisable at March 31, 2024	1,606,505	$11.58	5.70

Included in outstanding options at March 31, 2024 were 351,094 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At March 31, 2024, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial.

The weighted average grant-date fair value per share of options granted was $4.84 during the three months ended March 31, 2024. The aggregate intrinsic value of options exercised was $41,000 for the three months ended March 31, 2024. At March 31, 2024, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $3.9 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Three months ended
March 31, 2024
Expected dividend yield	—
Expected volatility	72.9%
Risk‑free interest rate	4.28%
Expected term (in years)	6.25

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). During the three months ended March 31, 2024, the Company granted 333,800 service-based awards at a weighted average grant-date fair value of $7.03 per RSU. Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. During the three months ended March 31, 2024, the Company did not grant any performance-based RSUs. In 2023, the Company granted 250,149 performance-based RSUs at a weighted average grant-date fair value of $10.95 per RSU. Vesting of these performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company has not recorded any expense related to the performance-based RSUs. The following table summarizes RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2024	907,203
Granted	333,800
Vested	(141,014)
Canceled/forfeited	(20,848)
Outstanding at March 31, 2024	1,079,141

Included in outstanding RSUs at March 31, 2024 were 128,637 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $7.03 during the three months ended March 31, 2024. The aggregate intrinsic value of RSUs outstanding was $6.1 million at March 31, 2024. The total unrecognized compensation expense at March 31, 2024 related to RSUs was $6.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.1 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report filed with the SEC on March 22, 2024. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. In February 2023, we launched two new, larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched our new OviTex IHR Reinforced Tissue Matrix, a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically.

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

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue preservation and restoration portfolio, including through the development of complimentary solutions in our indications such as atraumatic mesh fixation devices or surgical wound management and infection control. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to be their exclusive distributor of their LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized our NIVIS Fibrillar Collagen Pack (“NIVIS”), an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc. We continue to assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

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

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of March 31, 2024, we had 93 sales territories in the U.S. As part of our commercial strategy, we plan to continue to invest in our commercial organization by hiring additional territory managers and administrative and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS product lines, including larger versions of our current product configurations, the development of configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our product lines, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction and preservation markets. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio. We are also assessing strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $4.7 million, or 39%, from $11.9 million for the three months ended March 31, 2023 to $16.6 million for the three months ended March 31, 2024. Our net loss decreased by $6.4 million, or 53%, from $12.0 million for the three months ended March 31, 2023 to $5.7 million for the three months ended March 31, 2024. In March 2024, we sold our distribution rights to MiMedx Group, Inc. resulting in a $7.6 million gain recognized during the three months ended March 31, 2024. We have not been profitable since inception and as of March 31, 2024, we had an accumulated deficit of $326.6 million. We expect to incur losses for the foreseeable future.

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

COVID-19: Our business was directly impacted by the COVID-19 pandemic, including due to government restrictions on elective procedures and surgical staffing challenges that lead to the deferral of elective surgeries and lower surgical procedural volumes overall. We believe that surgical procedures have started to normalize to pre-pandemic levels and that hospital systems have begun to address any remaining backlog of procedures previously delayed due to the COVID-19 pandemic. However, the true economic effects of COVID-19 pandemic may have created other labor and financial strains on healthcare systems that continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, increasing interest rates, further economic downturn or banking instability and geopolitical issues, including the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Components of Our Results of Operations

Revenue

Substantially all our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although macroeconomic pressures described in this Quarterly Report may impair our ability to continue to generate revenue and expand our customer base at historic rates.

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

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. At each reporting date, we assess the constraint of variable consideration and record increases in the transaction price in the period that the estimate of variable consideration changes.

Interest Expense

Interest expense consists of cash interest under our credit facilities and non-cash interest attributable to the amortization of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income

Other income consists primarily of income earned on our cash and cash equivalents offset by miscellaneous tax expenses and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percentage

Revenue	$16,603	$11,909	$4,694	39%
Cost of revenue (excluding amortization of intangible assets)	5,172	3,916	1,256	32
Amortization of intangible assets	95	95	—	—
Gross profit	11,336	7,898	3,438	44
Gross margin	68%	66%
Operating expenses:
Sales and marketing	17,520	13,466	4,054	30
General and administrative	3,829	3,634	195	5
Research and development	2,393	2,052	341	17
Total operating expenses	23,742	19,152	4,590	24
Other operating income:
Gain on sale of product line	(7,580)	—	(7,580)	NA
Loss from operations	(4,826)	(11,254)	6,428	(57)
Other expense:
Interest expense	(1,332)	(1,246)	(86)	7
Other income	497	473	24	5
Total other expense	(835)	(773)	(62)	8
Net loss	$(5,661)	$(12,027)	$6,366	(53)%

Revenue

Revenue increased by $4.7 million, or 39%, to $16.6 million for the three months ended March 31, 2024 from $11.9 million for the three months ended March 31, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products due to the ongoing expansion of our commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. During the three months ended March 31, 2024, we sold 3,857 units of OviTex as compared to 2,850 units of OviTex during the three months ended March 31, 2023, a 35% increase in unit sales volume. Additionally, we sold 1,203 units of OviTex PRS during the three months ended March 31, 2024 as compared to 768 units during the three months ended March 31, 2023, a 57% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $1.3 million, or 32%, to $5.2 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended March 31, 2024 and 2023.

Gross Margin

Gross margin increased to 68% for the three months ended March 31, 2024 from 66% for the three months ended March 31, 2023. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue due to improvements in inventory management.

Sales and Marketing

Sales and marketing expenses increased by $4.1 million, or 30%, to $17.5 million for the three months ended March 31, 2024 from $13.5 million for the three months ended March 31, 2023. The increase was primarily due to higher compensation costs as a result of the expansion of our commercial organization, increased travel and consulting expenses and additional employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $0.2 million, or 5%, to $3.8 million for the three months ended March 31, 2024 from $3.6 million for the three months ended March 31, 2023. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount which offset a decrease in bad debt expense and insurance expense.

Research and Development

Research and development expenses increased by $0.3 million, or 17%, to $2.4 million for the three months ended March 31, 2024 from $2.1 million for the three months ended March 31, 2023. The increase was primarily due to higher compensation costs due to an increase in headcount and higher costs related to pre-IDE activities for OviTex PRS and outside development for new devices.

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million during the three months ended March 31, 2024.

Interest Expense

Interest expense increased by $0.1 million, or 7%, to $1.3 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023 due to an increase to the variable component of our interest rate.

Other Income

Other income was $0.5 million for both the three months ended March 31, 2024 and 2023. The slight increase was primarily due to higher interest income on increased cash balances.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash and cash equivalents of $37.1 million, working capital of $47.4 million and an accumulated deficit of $326.6 million. As of December 31, 2023, we had cash and cash equivalents of $46.7 million, working capital of $54.8 million and an accumulated deficit of $320.9 million.

In March 2024, we sold our distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2024, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. Cash used in operating activities over the remaining interim periods of 2024 is expected to decrease primarily due to our forecasted growth in revenue. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co. (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales were made under the 2023 Equity Agreement during the three months ended March 31, 2024. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(14,384)	$(11,574)
Cash provided by (used in) investing activities	4,696	(115)
Cash provided by (used in) financing activities	56	(235)
Effect of exchange rate changes on cash and cash equivalents	46	29
Net decrease in cash and cash equivalents and restricted cash	$(9,586)	$(11,895)

Operating Activities

During the three months ended March 31, 2024, we used $14.4 million of cash in operating activities, resulting from our net loss of $5.7 million, non-cash charges of $5.5 million and the change in operating assets and liabilities of $3.2 million. Our non-cash charges were comprised of the gain on sale of NIVIS of $7.6 million, stock-based compensation expense of $1.1 million, our excess and obsolete inventory charge of $0.6 million, depreciation and amortization expense of $0.2 million and noncash interest expense of $0.2 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accrued expenses and other current liabilities partially offset by increases in accounts payable.

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

Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $4.7 million consisting of the proceeds received from the sale of NIVIS of $5.0 million partially offset by $0.3 million in purchases of property and equipment.

During the three months ended March 31, 2023, cash used in investing activities was $0.1 million consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was $0.1 million, consisting primarily of $0.4 million in proceeds received from the exercise of stock options and from the issuance of common stock under the employee stock purchase plan partially offset by the payment of withholding taxes related to stock-based compensation to employees.

During the three months ended March 31, 2023, cash used in financing activities was $0.2 million, consisting primarily of the payment of withholding taxes related to stock-based compensation to employees.

Indebtedness

On May 26, 2022, we entered into the MidCap Credit Agreement with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement consists of $40.0 million in a term loan. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

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

The MidCap term loan matures on May 1, 2027 and bears interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. We are required to make 36 monthly interest payments beginning on June 1, 2022 (the “Interest-Only Period”). If we are in covenant compliance at the end of the Interest-Only Period, we will have the option to extend the Interest-Only Period by 12 months to 48 monthly interest payments, followed by 12 months of straight-line amortization, with the entire principal payment due at maturity. If we are not in covenant compliance at the end of the Interest-Only Period, we are required to make 24 months of straight-line amortization payments, with the entire principal amount due at maturity.

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 3.0% of the prepaid principal amount for the first year following the closing date of the MidCap term loan, 2.0% of the prepaid principal amount for the second year following the closing date and 1.0% of the prepaid principal amount for the third year following the closing date and thereafter. We are also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (or in the event of a prepayment event, the amount of principal being prepaid).

Contractual Obligations and Commitments

As of March 31, 2024, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Following the events relating to Silicon Valley Bank in 2023, we established redundant accounts at a high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry. We have reviewed the consolidated financial statements of this financial institution and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.1 million increase to our interest expense for the three months ended March 31, 2024.

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

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

TELA BIO, INC.

Date: May 10, 2024	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 10, 2024	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: May 10, 2024	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)