Form 10-Q
period 2024-06-30
TELA Bio, Inc.
filed 2024-08-13
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 3, 2024, the registrant had 24,713,798 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the possible effects arising from pandemics, epidemics or outbreaks of a contagious illness, including coronavirus disease, influenza, or respiratory syncytial virus among others and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and adverse healthcare economic factors affecting our products or the procedures in which they are used;
●	the impact of external cybersecurity events, including ransomware attacks, infiltration and hacking and other system outages, affecting hospitals, third-party payors and other vendors within the healthcare industry may result in a decrease in surgical procedures using our products;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,496	$46,729
Accounts receivable, net of allowances of $298 and $416	9,097	9,737
Inventory	13,372	13,162
Prepaid expenses and other assets	2,144	2,098
Total current assets	51,109	71,726
Property and equipment, net	2,349	1,984
Intangible assets, net	1,929	2,119
Right-of-use assets	1,851	1,954
Other long-term assets	2,701	—
Restricted cash	265	265
Total assets	$60,204	$78,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,314	$1,667
Accrued expenses and other current liabilities	12,675	15,300
Total current liabilities	14,989	16,967
Long‑term debt	40,817	40,515
Other long‑term liabilities	1,528	1,685
Total liabilities	57,334	59,167

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,675,832 and 24,494,675 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25	24
Additional paid-in capital	341,897	339,655
Accumulated other comprehensive income	98	91
Accumulated deficit	(339,150)	(320,889)
Total stockholders’ equity	2,870	18,881
Total liabilities and stockholders’ equity	$60,204	$78,048

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$16,091	$14,494	$32,694	$26,403
Cost of revenue (excluding amortization of intangible assets)	4,923	4,198	10,095	8,114
Amortization of intangible assets	95	95	190	190
Gross profit	11,073	10,201	22,409	18,099
Operating expenses:
Sales and marketing	16,699	14,577	34,219	28,043
General and administrative	3,621	3,472	7,450	7,106
Research and development	2,323	2,514	4,716	4,566
Total operating expenses	22,643	20,563	46,385	39,715
Other operating income:
Gain on sale of product line	—	—	(7,580)	—
Loss from operations	(11,570)	(10,362)	(16,396)	(21,616)
Other expense:
Interest expense	(1,331)	(1,298)	(2,663)	(2,544)
Other income	301	870	798	1,343
Total other expense	(1,030)	(428)	(1,865)	(1,201)
Net loss	$(12,600)	$(10,790)	$(18,261)	$(22,817)
Net loss per common share, basic and diluted	$(0.51)	$(0.46)	$(0.74)	$(1.08)
Weighted average common shares outstanding, basic and diluted	24,663,234	23,239,262	24,621,310	21,223,639
Comprehensive loss:
Net loss	$(12,600)	$(10,790)	$(18,261)	$(22,817)
Foreign currency translation adjustment	1	(36)	7	(66)
Comprehensive loss	$(12,599)	$(10,826)	$(18,254)	$(22,883)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2024	24,653,939	$25	$340,812	$97	$(326,550)	$14,384
Vesting of restricted stock units and exercise of stock options	24,332	—	6	—	—	6
Shares withheld for employee taxes	(2,439)	—	(11)	—	—	(11)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	1,090	—	—	1,090
Net loss	—	—	—	—	(12,600)	(12,600)
Balance at June 30, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of restricted stock units and exercise of stock options	202,565	1	225	—	—	226
Issuance of common stock under the employee stock purchase plan	27,969	—	164	—	—	164
Shares withheld for employee taxes	(49,377)	—	(339)	—	—	(339)
Foreign currency translation adjustment	—	—	—	7	—	7
Stock‑based compensation expense	—	—	2,192	—	—	2,192
Net loss	—	—	—	—	(18,261)	(18,261)
Balance at June 30, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2023	19,227,777	$19	$289,254	$120	$(286,252)	$3,141
Vesting of restricted stock units and exercise of stock options	28,650	—	56	—	—	56
Shares withheld for employee taxes	(113)	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Stock‑based compensation expense	—	—	1,294	—	—	1,294
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(10,790)	(10,790)
Balance at June 30, 2023	24,475,504	$24	$336,939	$84	$(297,042)	$40,005

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)	$14,305
Vesting of restricted stock units and exercise of stock options	117,238	—	100	—	—	100
Shares withheld for employee taxes	(25,951)	—	(280)	—	—	(280)
Foreign currency translation adjustment	—	—	—	(66)	—	(66)
Stock‑based compensation expense	—	—	2,422	—	—	2,422
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—	46,341
Net loss	—	—	—	—	(22,817)	(22,817)
Balance at June 30, 2023	24,475,504	$24	$336,939	$84	$(297,042)	$40,005

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,261)	$(22,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293	239
Noncash interest expense	302	296
Amortization of intangible assets	190	190
Net changes in operating lease ROU assets and liabilities	(47)	(22)
Inventory excess and obsolescence charge	908	704
Stock‑based compensation expense	2,192	2,422
Gain on sale of product line	(7,580)	—
Change in operating assets and liabilities:
Accounts receivable, net	263	(1,219)
Inventory	(1,545)	(2,936)
Prepaid expenses and other current assets	253	107
Accounts payable	594	651
Accrued expenses and other current and long-term liabilities	(2,627)	(104)
Foreign currency translation loss	(16)	(349)
Net cash used in operating activities	(25,081)	(22,838)
Cash flows from investing activities:
Purchase of property and equipment	(603)	(272)
Proceeds from the sale of product line	5,366	—
Net cash provided by (used in) investing activities	4,763	(272)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriting discounts, commissions and offering costs	—	46,354
Proceeds from exercise of stock options	226	100
Payment of withholding taxes related to stock-based compensation to employees	(339)	(280)
Proceeds from issuance of common stock under the employee stock purchase plan	164	—
Net cash provided by financing activities	51	46,174
Effect of exchange rate on cash and cash equivalents	34	183
Net (decrease) increase in cash and cash equivalents and restricted cash	(20,233)	23,247
Cash and cash equivalents and restricted cash, beginning of period	46,994	42,019
Cash and cash equivalents and restricted cash, end of period	$26,761	$65,266
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,361	$2,248
Supplemental disclosures of noncash investing and financing activities:
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$13
Property and equipment in accounts payable and accrued expenses and other current liabilities	$55	$49

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $339.2 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including any lingering effects of the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes, geopolitical factors such as the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, cybersecurity events affecting or disrupting normal hospital operations, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
OviTex	$11,124	$10,058	$21,659	$18,081
OviTex PRS	4,796	4,390	10,741	8,251
Other	171	46	294	71
Total revenue	$16,091	$14,494	$32,694	$26,403

Sales outside of the U.S. were $2.4 million and $1.5 million, respectively, for the three months ended June 30, 2024 and 2023 and $4.7 million and $2.5 million, respectively, for the six months ended June 30, 2024 and 2023.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Cash equivalents – money market fund	$24,498	$—	$—

December 31, 2023:
Cash equivalents – money market fund	$41,561	$—	$—

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

	Six months ended June 30,
	2024	2023
Stock options	2,239,140	2,218,832
Unvested restricted stock units	991,391	781,011
Common stock warrants	88,556	88,556
Total	3,319,087	3,088,399

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation and related benefits	$6,609	$9,216
Third-party and professional fees	2,685	2,828
Amounts due to contract manufacturer	1,945	2,024
Current portion of operating lease liabilities	571	565
Research and development expenses	99	140
Other	766	527
Total accrued expenses and other current liabilities	$12,675	$15,300

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
MidCap term loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,183)	(1,485)
Long-term debt	$40,817	$40,515

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

Interest expense associated with the MidCap Credit Facility recorded for the three and six months ended June 30, 2024 was $1.3 million and $2.7 million, respectively, of which $0.2 million and $0.3 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three and six months ended June 30, 2023 was $1.3 million and $2.5 million, respectively, of which $0.2 million and $0.3 million, respectively, was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. The 2023 Equity Agreement superseded and replaced the Company’s previous Equity Distribution Agreement with Piper dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the six months ended June 30, 2024 or 2023.

Warrants

The Company had the following warrants outstanding to purchase common stock at June 30, 2024:

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principals of ASC 606 to determine the consideration of $8.4 million related to the Transaction. The Company transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. Additionally, the Company recorded the minimum revenue-share payment of $3.0 million as a receivable at June 30, 2024, with $0.3 million representing the current portion in prepaid expenses and other assets in the consolidated balance sheet and $2.7 million representing the long-term portion in other long-term assets in the consolidated balance sheet. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three and six months ended June 30, 2024, no changes were made to the variable consideration.

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At June 30, 2024, 806,609 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales and marketing	$302	$467	$675	$868
General and administrative	624	637	1,197	1,191
Research and development	164	190	320	363
Total stock‑based compensation	$1,090	$1,294	$2,192	$2,422

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2024	2,162,453	$11.48
Granted	259,900	6.86
Exercised	(38,431)	5.88
Canceled/forfeited	(144,782)	11.07
Outstanding at June 30, 2024	2,239,140	$11.07	6.11
Vested and expected to vest at June 30, 2024	2,202,926	$11.10	6.06
Exercisable at June 30, 2024	1,667,647	$11.60	5.24

Included in outstanding options at June 30, 2024 were 334,907 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At June 30, 2024, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial.

The weighted average grant-date fair value per share of options granted was $4.67 during the six months ended June 30, 2024. The aggregate intrinsic value of options exercised was immaterial and $41,000 for the three and six months ended June 30, 2024, respectively. At June 30, 2024, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $3.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.3 years.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Six months ended
June 30, 2024
Expected dividend yield	—
Expected volatility	73.2%
Risk‑free interest rate	4.29%
Expected term (in years)	6.14

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. Vesting of the performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of performance-based RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company has not recorded any expense related to the performance-based RSUs.

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2024	657,054
Granted	393,425
Vested	(164,134)
Canceled/forfeited	(111,454)
Outstanding at June 30, 2024	774,891

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2024	250,149
Granted	—
Vested	—
Canceled/forfeited	(33,649)
Outstanding at June 30, 2024	216,500

Included in outstanding RSUs at June 30, 2024 were 122,949 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $6.74 during the six months ended June 30, 2024. The aggregate intrinsic value of RSUs outstanding was $4.7 million at June 30, 2024. The total unrecognized compensation expense at June 30, 2024 related to RSUs was $5.3 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

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

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing this product in November 2018. In February 2023, we launched two larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched OviTex IHR Reinforced Tissue Matrix, a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically.

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

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement (the “Aroa License”) with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our OviTex and OviTex PRS products. We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and, with the exception of our recent IHR-dedicated products, equals 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of June 30, 2024, we had 96 sales territories in the U.S. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $1.6 million, or 11%, from $14.5 million for the three months ended June 30, 2023 to $16.1 million for the three months ended June 30, 2024 and by $6.3 million, or 24%, from $26.4 million for the six months ended June 30, 2023 to $32.7 million for the six months ended June 30, 2024. Our net loss increased by $1.8 million, or 17%, from $10.8 million for the three months ended June 30, 2023 to $12.6 million for the three months ended June 30, 2024. Our net loss decreased by $4.6 million, or 20%, from $22.8 million to $18.3 million for the six months ended June 30, 2024 due to the gain on sale of NIVIS. We have not been profitable since inception and as of June 30, 2024, we had an accumulated deficit of $339.2 million. We expect to incur losses for the foreseeable future.

Business Update Regarding Macroeconomic Conditions and COVID-19

Our business, results of operations and commercial operations have been impacted by macroeconomic conditions, including the COVID-19 pandemic, as well as, to a lesser extent, inflationary pressures, fluctuations in foreign currency in the jurisdictions in which we operate, banking instability, monetary policy changes and geopolitical conflicts. These factors have and may continue to impact us in the following ways:

COVID-19: Our business was directly impacted by the COVID-19 pandemic, including due to government restrictions on elective procedures and surgical staffing challenges that lead to the deferral of elective surgeries and lower surgical procedural volumes overall. We believe that surgical procedures have started to normalize to pre-pandemic levels and that hospital systems have begun to address any remaining backlog of procedures previously delayed due to the COVID-19 pandemic. However, the true economic effects of the COVID-19 pandemic may have created other labor and financial strains on healthcare systems that continue to reduce procedural volumes.

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, increasing interest rates, further economic downturn or banking instability, monetary policy changes and geopolitical issues, including the ongoing Russia-Ukraine conflict, the current conflict in Israel and Gaza (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

External Cybersecurity Events: The sale of our medical products is correlated to the frequency of surgical procedural volumes at current and prospective hospital accounts. During the second quarter of 2024, we became aware of multiple cybersecurity events, including ransomware attacks and other similar system disruptions and outages, in the U.S. and Europe that adversely impacted the procedural volumes at current customer accounts, including those affiliated across one of our GPOs. To the extent current or future cybersecurity events continue to impact the hospital systems we serve, or otherwise affect third-party payors or other vendors within the healthcare industry critical to the patient care, we may experience additional reductions in procedural volumes that lead to lower sales volume for our products.

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

Components of Our Results of Operations

Revenue

The majority of our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base, although macroeconomic pressures described in this Quarterly Report may impair our ability to continue to generate revenue and expand our customer base at historic rates.

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

We expect future sales and marketing expenses will primarily depend on our ability to drive operational leverage and efficiencies from our expanded commercial organization. We expect our sales and marketing expenses to continue to decrease as a percentage of revenue, as and to the extent, our revenue grows.

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

We expect future general and administrative expenses will primarily depend on our ability to efficiently execute on our growth initiatives. We expect our general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

We expect future research and development expenses will primarily depend on our ability to efficiently develop new products, enhance existing products and conduct research to generate clinical data in support of new or expanded indications for our products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development and clinical trial initiatives.

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. At each reporting date, we assess the constraint of variable consideration and record increases in the transaction price in the period that the estimate of variable consideration changes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three months ended June 30,		Change
	2024	2023	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$16,091	$14,494	$1,597	11%
Cost of revenue (excluding amortization of intangible assets)	4,923	4,198	725	17
Amortization of intangible assets	95	95	—	—
Gross profit	11,073	10,201	872	9
Gross margin	69%	70%
Operating expenses:
Sales and marketing	16,699	14,577	2,122	15
General and administrative	3,621	3,472	149	4
Research and development	2,323	2,514	(191)	(8)
Total operating expenses	22,643	20,563	2,080	10
Loss from operations	(11,570)	(10,362)	(1,208)	12
Other expense:
Interest expense	(1,331)	(1,298)	(33)	3
Other income	301	870	(569)	(65)
Total other expense	(1,030)	(428)	(602)	141
Net loss	$(12,600)	$(10,790)	$(1,810)	17%

Revenue

Revenue increased by $1.6 million, or 11%, to $16.1 million for the three months ended June 30, 2024 from $14.5 million for the three months ended June 30, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products due to our expanded commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. This growth was partially offset by a decrease in average selling prices caused by product mix as the share of smaller-sized units increased. In addition, we estimate that additional forecasted revenue was negatively impacted as a result of two external cybersecurity events, each of which reduced surgeries at certain facilities during the quarter. During the three months ended June 30, 2024, we sold 4,410 units of OviTex as compared to 3,428 units of OviTex during the three months ended June 30, 2023, a 29%

increase in unit sales volume. Additionally, we sold 971 units of OviTex PRS during the three months ended June 30, 2024 as compared to 820 units during the three months ended June 30, 2023, an 18% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.7 million, or 17%, to $4.9 million for the three months ended June 30, 2024 from $4.2 million for the three months ended June 30, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended June 30, 2024 and 2023.

Gross Margin

Gross margin decreased to 69% for the three months ended June 30, 2024 from 70% for the three months ended June 30, 2023. The decrease was primarily due to a higher charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $2.1 million, or 15%, to $16.7 million for the three months ended June 30, 2024 from $14.6 million for the three months ended June 30, 2023. The increase was primarily due to higher compensation costs as a result of our expanded commercial organization, increased travel and a marketing distribution fee which offset lower marketing expense.

General and Administrative

General and administrative expenses increased by $0.1 million, or 4%, to $3.6 million for the three months ended June 30, 2024 from $3.5 million for the three months ended June 30, 2023. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount and higher bad debt expense which offset lower professional fees.

Research and Development

Research and development expenses decreased by $0.2 million, or 8%, to $2.3 million for the three months ended June 30, 2024 from $2.5 million for the three months ended June 30, 2023. The decrease was primarily due to lower study and development costs which offset higher compensation and benefits.

Interest Expense

Interest expense was $1.3 million for both the three months ended June 30, 2024 and 2023.

Other Income

Other income decreased by $0.6 million, or 65%, to $0.3 million for the three months ended June 30, 2024 from $0.9 million for the three months ended June 30, 2023. The decrease was primarily due to lower interest income as a result of lower cash balances.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six months ended June 30,		Change
	2024	2023	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$32,694	$26,403	$6,291	24%
Cost of revenue (excluding amortization of intangible assets)	10,095	8,114	1,981	24
Amortization of intangible assets	190	190	—	—
Gross profit	22,409	18,099	4,310	24
Gross margin	69%	69%
Operating expenses:
Sales and marketing	34,219	28,043	6,176	22
General and administrative	7,450	7,106	344	5
Research and development	4,716	4,566	150	3
Total operating expenses	46,385	39,715	6,670	17
Other operating income:
Gain on sale of product line	(7,580)	—	(7,580)	NA
Loss from operations	(16,396)	(21,616)	5,220	(24)
Other expense:
Interest expense	(2,663)	(2,544)	(119)	5
Other income	798	1,343	(545)	(41)
Total other expense	(1,865)	(1,201)	(664)	55
Net loss	$(18,261)	$(22,817)	$4,556	(20)%

Revenue

Revenue increased by $6.3 million, or 24%, to $32.7 million for the six months ended June 30, 2024 from $26.4 million for the six months ended June 30, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products due to our expanded commercial organization, which resulted in the addition of new customers, increased penetration within existing customer accounts and growing international sales. This growth was partially offset by a decrease in average selling prices caused by product mix as the share of smaller-sized units increased. In addition, we estimate that additional forecasted revenue was negatively impacted as a result of two external cybersecurity events, each of which reduced surgeries at certain facilities during the quarter. During the six months ended June 30, 2024, we sold 8,267 units of OviTex as compared to 6,278 units of OviTex during the six months ended June 30, 2023, a 32% increase in unit sales volume. Additionally, we sold 2,174 units of OviTex PRS during the six months ended June 30, 2024 as compared to 1,588 units during the six months ended June 30, 2023, a 37% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $2.0 million, or 24%, to $10.1 million for the six months ended June 30, 2024 from $8.1 million for the six months ended June 30, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for both the six months ended June 30, 2024 and 2023.

Gross Margin

Gross margin was 69% for both the six months ended June 30, 2024 and 2023.

Sales and Marketing

Sales and marketing expenses increased by $6.2 million, or 22%, to $34.2 million for the six months ended June 30, 2024 from $28.0 million for the six months ended June 30, 2023. The increase was primarily due to higher compensation costs as a result of our expanded commercial organization, increased travel and consulting expenses, additional employee-related costs due to an increase in headcount and a marketing distribution fee which offset a decrease in marketing.

General and Administrative

General and administrative expenses increased by $0.3 million, or 5%, to $7.5 million for the six months ended June 30, 2024 from $7.1 million for the six months ended June 30, 2023. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount which offset a decrease in professional fees and insurance.

Research and Development

Research and development expenses increased by $0.2 million, or 3%, to $4.7 million for the six months ended June 30, 2024 from $4.6 million for the six months ended June 30, 2023. The increase was primarily due to higher compensation costs due to an increase in headcount which offset lower study and outsourced development costs.

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million during the six months ended June 30, 2024.

Interest Expense

Interest expense increased by $0.2 million, or 5%, to $2.7 million for the six months ended June 30, 2024 from $2.5 million for the six months ended June 30, 2023 due to an increase to the variable component of our interest rate.

Other Income

Other income decreased by $0.5 million, or 41%, to $0.8 million for the six months ended June 30, 2024 from $1.3 million for the six months ended June 30, 2023. The decrease was primarily due to lower interest income as a result of lower cash balances.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had cash and cash equivalents of $26.5 million, working capital of $36.1 million and an accumulated deficit of $339.2 million. As of December 31, 2023, we had cash and cash equivalents of $46.7 million, working capital of $54.8 million and an accumulated deficit of $320.9 million.

In March 2024, we sold our distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of June 30, 2024, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. Cash used in operating activities over the remaining interim periods of 2024 is expected to decrease primarily due to the combination of our forecasted growth in revenue and constraint of operating spend, however, we can provide no assurance that our expectations will be achieved. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co. (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales were made under the 2023 Equity Agreement during the six months ended June 30, 2024. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, monetary policy changes, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2024	2023
Cash used in operating activities	$(25,081)	$(22,838)
Cash provided by (used in) investing activities	4,763	(272)
Cash provided by financing activities	51	46,174
Effect of exchange rate changes on cash and cash equivalents	34	183
Net (decrease) increase in cash and cash equivalents and restricted cash	$(20,233)	$23,247

Operating Activities

During the six months ended June 30, 2024, we used $25.1 million of cash in operating activities, resulting from our net loss of $18.3 million, non-cash charges of $3.7 million and the change in operating assets and liabilities of $3.1 million. Our non-cash items were comprised of the gain on sale of NIVIS of $7.6 million offset by stock-based compensation expense of $2.2 million, our excess and obsolete inventory charge of $0.9 million, depreciation and amortization expense of $0.5 million and noncash interest expense of $0.3 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accrued expenses and other current liabilities partially offset by increases in accounts payable.

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

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $4.8 million consisting of proceeds received from the sale of NIVIS of $5.4 million offset by $0.6 million in purchases of property and equipment.

During the six months ended June 30, 2023, cash used in investing activities was $0.3 million consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $0.1 million, consisting primarily of proceeds received from the exercise of stock options and from the issuance of common stock under the employee stock purchase plan partially offset by the payment of withholding taxes related to stock-based compensation to employees.

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

Contractual Obligations and Commitments

As of June 30, 2024, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report have not materially changed.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Following the events relating to Silicon Valley Bank in 2023, we established redundant accounts at a high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry. We have reviewed the consolidated financial statements of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the six months ended June 30, 2024.

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

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Letter Agreement, dated May 20, 2024, by and between TELA Bio, Inc. and Greg Firestone.
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

TELA BIO, INC.

Date: August 13, 2024	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2024	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: August 13, 2024	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)