Form 10-Q
period 2024-09-30
TELA Bio, Inc.
filed 2024-11-08
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 39,388,443 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these product lines;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	the possible effects arising from pandemics, epidemics or outbreaks of a contagious illness, including coronavirus disease, influenza, or respiratory syncytial virus among others and associated economic disruptions, including the frequency of surgical procedures using our products, labor and hospital staffing shortages, supply chain integrity, and adverse healthcare economic factors affecting our products or the procedures in which they are used;
●	the impact of external cybersecurity events, including ransomware attacks, infiltration and hacking and other system outages, affecting hospitals, third-party payors and other vendors within the healthcare industry may result in a decrease in surgical procedures that would utilize our products;
●	the potential impact of supply delays of critical surgical and hospital supplies, including as a result of labor or work stoppages or extreme weather events, which may result in the deferral or reduction of surgical procedures that would utilize our products;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,301	$46,729
Accounts receivable, net of allowances of $230 and $416	11,222	9,737
Inventory	13,600	13,162
Prepaid expenses and other current assets	2,009	2,098
Total current assets	44,132	71,726
Property and equipment, net	2,423	1,984
Intangible assets, net	1,834	2,119
Right-of-use assets	1,796	1,954
Other long-term assets	2,566	—
Restricted cash	265	265
Total assets	$53,016	$78,048

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,479	$1,667
Accrued expenses and other current liabilities	14,379	15,300
Total current liabilities	16,858	16,967
Long‑term debt	40,970	40,515
Other long‑term liabilities	1,460	1,685
Total liabilities	59,288	59,167

Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 24,717,193 and 24,494,675 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	25	24
Additional paid-in capital	343,076	339,655
Accumulated other comprehensive income	149	91
Accumulated deficit	(349,522)	(320,889)
Total stockholders’ (deficit) equity	(6,272)	18,881
Total liabilities and stockholders’ (deficit) equity	$53,016	$78,048

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$18,957	$15,052	$51,651	$41,455
Cost of revenue (excluding amortization of intangible assets)	6,004	4,568	16,099	12,682
Amortization of intangible assets	95	95	285	285
Gross profit	12,858	10,389	35,267	28,488
Operating expenses:
Sales and marketing	16,472	14,474	50,691	42,517
General and administrative	3,683	3,728	11,133	10,834
Research and development	2,068	2,368	6,784	6,934
Total operating expenses	22,223	20,570	68,608	60,285
Other operating income:
Gain on sale of product line	—	—	7,580	—
Loss from operations	(9,365)	(10,181)	(25,761)	(31,797)
Other expense:
Interest expense	(1,344)	(1,334)	(4,007)	(3,878)
Other income	337	558	1,135	1,901
Total other expense, net	(1,007)	(776)	(2,872)	(1,977)
Net loss	$(10,372)	$(10,957)	$(28,633)	$(33,774)
Net loss per common share, basic and diluted	$(0.42)	$(0.45)	$(1.16)	$(1.51)
Weighted average common shares outstanding, basic and diluted	24,703,578	24,483,664	24,648,933	22,322,256
Comprehensive loss:
Net loss	$(10,372)	$(10,957)	$(28,633)	$(33,774)
Foreign currency translation adjustment	51	51	58	(15)
Comprehensive loss	$(10,321)	$(10,906)	$(28,575)	$(33,789)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Nine Months Ended September 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870
Vesting of restricted stock units and exercise of stock options	14,702	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	31,025	—	117	—	—	117
Shares withheld for employee taxes	(4,366)	—	(19)	—	—	(19)
Foreign currency translation adjustment	—	—	—	51	—	51
Stock‑based compensation expense	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	(10,372)	(10,372)
Balance at September 30, 2024	24,717,193	$25	$343,076	$149	$(349,522)	$(6,272)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of restricted stock units and exercise of stock options	217,267	1	225	—	—	226
Issuance of common stock under the employee stock purchase plan	58,994	—	281	—	—	281
Shares withheld for employee taxes	(53,743)	—	(358)	—	—	(358)
Foreign currency translation adjustment	—	—	—	58	—	58
Stock‑based compensation expense	—	—	3,273	—	—	3,273
Net loss	—	—	—	—	(28,633)	(28,633)
Balance at September 30, 2024	24,717,193	$25	$343,076	$149	$(349,522)	$(6,272)

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

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,633)	$(33,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	461	362
Noncash interest expense	455	447
Amortization of intangible assets	285	285
Net changes in operating lease ROU assets and liabilities	(73)	(33)
Inventory excess and obsolescence charge	1,563	992
Stock‑based compensation expense	3,273	3,791
Gain on sale of product line	(7,580)	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,745)	(1,456)
Inventory	(2,356)	(3,503)
Prepaid expenses and other current assets	524	361
Accounts payable	636	1,535
Accrued expenses and other current and long-term liabilities	(967)	1,373
Foreign currency transaction gain (loss)	93	(186)
Net cash used in operating activities	(34,064)	(29,806)
Cash flows from investing activities:
Purchase of property and equipment	(725)	(406)
Proceeds from the sale of product line	5,366	—
Net cash provided by (used in) investing activities	4,641	(406)
Cash flows from financing activities:
Proceeds from sale of common stock, net	—	46,341
Proceeds from exercise of stock options	226	101
Payment of withholding taxes related to stock-based compensation to employees	(358)	(285)
Proceeds from issuance of common stock under the employee stock purchase plan	281	88
Net cash provided by financing activities	149	46,245
Effect of exchange rate on cash and cash equivalents	(154)	150
Net (decrease) increase in cash and cash equivalents and restricted cash	(29,428)	16,183
Cash and cash equivalents and restricted cash, beginning of period	46,994	42,019
Cash and cash equivalents and restricted cash, end of period	$17,566	$58,202
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,552	$3,431
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$175	$23

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom and TELA Bio GmbH, a company incorporated in Germany. The Company is a commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. OviTex Reinforced Tissue Matrix (“OviTex”), the Company’s first portfolio of products, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), the Company’s second portfolio of products, addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $349.5 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

Subsequent to September 30, 2024, the Company completed an underwritten public offering which is described in Note 9, Subsequent Event.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including any lingering effects of the COVID-19 pandemic or other public health crises, general economic uncertainty, including as a result of inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes, geopolitical factors such as the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, cybersecurity events affecting or disrupting normal hospital operations, constraints on the supply of critical surgical and hospital supplies necessary to facilitate the surgical procedures in which our products are utilized, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
OviTex	$12,463	$10,159	$34,122	$28,240
OviTex PRS	6,313	4,812	17,054	13,063
Other	181	81	475	152
Total revenue	$18,957	$15,052	$51,651	$41,455

Sales outside of the U.S. were $2.8 million and $1.7 million, respectively, for the three months ended September 30, 2024 and 2023 and $7.5 million and $4.2 million, respectively, for the nine months ended September 30, 2024 and 2023.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Cash equivalents – money market fund	$13,786	$—	$—

December 31, 2023:
Cash equivalents – money market fund	$41,561	$—	$—

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

	Nine months ended September 30,
	2024	2023
Stock options	2,128,862	2,202,264
Unvested restricted stock units	971,439	864,427
Common stock warrants	88,556	88,556
Total	3,188,857	3,155,247

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation and related benefits	$7,854	$9,216
Third-party and professional fees	2,828	2,828
Amounts due to contract manufacturer	2,314	2,024
Current portion of operating lease liabilities	559	565
Research and development expenses	16	140
Other	808	527
Total accrued expenses and other current liabilities	$14,379	$15,300

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
MidCap term loan	$40,000	$40,000
End of term charge	2,000	2,000
Unamortized end of term charge and issuance costs	(1,030)	(1,485)
Long-term debt	$40,970	$40,515

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

Interest expense associated with the MidCap Credit Facility recorded for the three and nine months ended September 30, 2024 was $1.3 million and $4.0 million, respectively, of which $0.2 million and $0.5 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively, of which $0.2 million and $0.4 million, respectively, was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. The 2023 Equity Agreement superseded and replaced the Company’s previous Equity Distribution Agreement with Piper dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the nine months ended September 30, 2024 or 2023.

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2024:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
	88,556

There have been no grants, exercises or cancellations of warrants during the nine months ended September 30, 2024.

(7) Sale of Product Line

In March 2024, the Company entered into an Asset Purchase Agreement (“APA”) with MiMedx Group, Inc. (“MDXG”) to sell certain assets (the “Transaction”) related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principals of ASC 606 to determine the consideration of $8.4 million related to the Transaction. The Company transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. Additionally, the Company recorded the minimum revenue-share payment of $3.0 million as a receivable at September 30, 2024, with $0.4 million representing the current portion in prepaid expenses and other assets in the consolidated balance sheet and $2.6 million representing the long-term portion in other long-term assets in the consolidated balance sheet. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three and nine months ended September 30, 2024, no changes were made to the variable consideration.

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At September 30, 2024, 907,293 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales and marketing	$318	$507	$993	$1,375
General and administrative	607	670	1,804	1,861
Research and development	156	192	476	555
Total stock‑based compensation	$1,081	$1,369	$3,273	$3,791

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2024	2,162,453	$11.48
Granted	259,900	6.86
Exercised	(38,431)	5.88
Canceled/forfeited	(255,060)	12.35
Outstanding at September 30, 2024	2,128,862	$10.91	6.12
Vested and expected to vest at September 30, 2024	2,099,563	$10.94	6.08
Exercisable at September 30, 2024	1,612,281	$11.45	5.35

Included in outstanding options at September 30, 2024 were 319,684 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At September 30, 2024, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial.

The weighted average grant-date fair value per share of options granted was $4.67 during the nine months ended September 30, 2024. The aggregate intrinsic value of options exercised was immaterial and $41,000 for the three and nine months ended September 30, 2024, respectively. At September 30, 2024, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $2.8 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.2 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Nine months ended
September 30, 2024
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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2024	657,054
Granted	411,825
Vested	(178,836)
Canceled/forfeited	(135,104)
Outstanding at September 30, 2024	754,939

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2024	250,149
Granted	—
Vested	—
Canceled/forfeited	(33,649)
Outstanding at September 30, 2024	216,500

Included in outstanding RSUs at September 30, 2024 were 115,210 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $6.63 during the nine months ended September 30, 2024. The aggregate intrinsic value of RSUs outstanding was $2.5 million at September 30, 2024. The total unrecognized compensation expense at September 30, 2024 related to RSUs was $4.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

(9) Subsequent Event

On October 24, 2024, the Company completed an underwritten public offering of 14,670,000 shares of its common stock, including the exercise in full of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in gross proceeds of $46.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

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

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”) which we first commercialized in the U.S. in July 2016 and in Europe in February 2019, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

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

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over thirty published or presented works relating to these clinical findings, either by us or a third-party evaluating the OviTex product. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and

Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences, or SSOs, were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study and other current clinical initiatives, we also commenced enrollment in May 2021 for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix, (“OviTex PRS”) which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen, which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. In August 2023, we announced the launch of our OviTex PRS Long-Term Resorbable product configuration, which was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement.

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $700 million.

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration, (“FDA”) which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. In May 2024, we received clearance of a Special 510(k) related to minor changes to our OviTex PRS Permanent and Short-Term Resorbable devices. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain an indication for OviTex PRS for use in breast reconstruction.

We also continue to expand our service offerings and diversify our supplier base as we continue to create a soft tissue preservation and restoration portfolio, including through the development of complimentary solutions in our indications such as atraumatic mesh fixation devices or surgical wound management and infection control. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to distribute their LiquiFix Hernia Mesh Fixation Devices (LiquiFix FIX8™ and LiquiFix Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized our NIVIS Fibrillar Collagen Pack, (“NIVIS”) an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc. We continue to assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for new products complimentary to, or related to, existing and future products in our distribution channel.

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement with Aroa creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in our OviTex and OviTex PRS products. We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and, with the exception of our recent IHR-dedicated products, equals 27% of our net sales of licensed products. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We market our products through a single direct sales force, predominantly in the U.S., as augmented by a smaller number of sales representatives and distributors in certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of September 30, 2024, we had 75 sales territories in the U.S. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations, (“GPOs”) covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $3.9 million, or 26%, from $15.1 million for the three months ended September 30, 2023 to $19.0 million for the three months ended September 30, 2024 and by $10.2 million, or 25%, from $41.5 million for the nine months ended September 30, 2023 to $51.7 million for the nine months ended September 30, 2024. Our net loss decreased by $0.6 million, or 5%, from $11.0 million for the three months ended September 30, 2023 to $10.4 million for the three months ended September 30, 2024. Our net loss decreased by $5.1 million, or 15%, from $33.8 million to $28.6 million for the nine months ended September 30, 2024 due to the gain on sale of NIVIS. We have not been profitable since inception and as of September 30, 2024, we had an accumulated deficit of $349.5 million. Starting in the third quarter of 2024, we implemented certain cost-cutting measures which are expected to result in reduced operating expenses in future periods. However, we expect to incur losses for the foreseeable future.

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

External Supply Constraints for Critical Surgical Supplies: Any disruptions to the supply of critical surgical supplies, including, for example, IV fluids, could lead to deferrals of elective surgical procedures, including those utilizing our products. To the extent that our current and prospective hospital customers experience significant shortages of these critical supplies, whether due to extreme weather events, labor or work stoppages, or other supply chain disruptions, we may experience reductions in procedural volumes that lead to lower sales volume for our products.

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

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. At each reporting date, we assess the constraint of variable consideration and record increases in the transaction price in the period that the estimate of variable consideration changes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three months ended September 30,		Change
	2024	2023	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$18,957	$15,052	$3,905	26%
Cost of revenue (excluding amortization of intangible assets)	6,004	4,568	1,436	31
Amortization of intangible assets	95	95	—	—
Gross profit	12,858	10,389	2,469	24
Gross margin	68%	69%
Operating expenses:
Sales and marketing	16,472	14,474	1,998	14
General and administrative	3,683	3,728	(45)	(1)
Research and development	2,068	2,368	(300)	(13)
Total operating expenses	22,223	20,570	1,653	8
Loss from operations	(9,365)	(10,181)	816	(8)
Other expense:
Interest expense	(1,344)	(1,334)	(10)	1
Other income	337	558	(221)	(40)
Total other expense	(1,007)	(776)	(231)	30
Net loss	$(10,372)	$(10,957)	$585	(5)%

Revenue

Revenue increased by $3.9 million, or 26%, to $19.0 million for the three months ended September 30, 2024 from $15.1 million for the three months ended September 30, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products, which resulted in the addition of new customers and growing international sales. This growth was partially offset by a decrease in average selling prices caused by product mix as the share of smaller-sized units increased. During the three months ended September 30, 2024, we sold 4,767 units of OviTex as compared to 3,426 units of OviTex during the three months ended September 30, 2023, a 39% increase in unit sales volume. Additionally, we sold 1,293 units of OviTex PRS during the three months ended September 30, 2024 as compared to 896 units during the three months ended September 30, 2023, a 44% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $1.4 million, or 31%, to $6.0 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended September 30, 2024 and 2023.

Gross Margin

Gross margin decreased to 68% for the three months ended September 30, 2024 from 69% for the three months ended September 30, 2023. The decrease was primarily due to a higher charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $2.0 million, or 14%, to $16.5 million for the three months ended September 30, 2024 from $14.5 million for the three months ended September 30, 2023. The increase was primarily due to higher compensation costs, including increased severance costs, and additional consulting and travel expenses.

General and Administrative

General and administrative expenses were $3.7 million for both the three months ended September 30, 2024 and 2023. The slight decrease was due to lower insurance expense, professional fees and compensation and benefits which offset higher software-related costs and banking fees.

Research and Development

Research and development expenses decreased by $0.3 million, or 13%, to $2.1 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023. The decrease was primarily due to lower study and development costs which offset higher compensation and benefits.

Interest Expense

Interest expense was $1.3 million for both the three months ended September 30, 2024 and 2023.

Other Income

Other income decreased by $0.2 million, or 40%, to $0.3 million for the three months ended September 30, 2024 from $0.6 million for the three months ended September 30, 2023. The decrease was primarily due to lower interest income as a result of lower cash balances.

Results of Operations

Comparison of the Nine months Ended September 30, 2024 and 2023

	Nine months ended September 30,		Change
	2024	2023	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$51,651	$41,455	$10,196	25%
Cost of revenue (excluding amortization of intangible assets)	16,099	12,682	3,417	27
Amortization of intangible assets	285	285	—	—
Gross profit	35,267	28,488	6,779	24
Gross margin	68%	69%
Operating expenses:
Sales and marketing	50,691	42,517	8,174	19
General and administrative	11,133	10,834	299	3
Research and development	6,784	6,934	(150)	(2)
Total operating expenses	68,608	60,285	8,323	14
Other operating income:
Gain on sale of product line	7,580	—	7,580	NA
Loss from operations	(25,761)	(31,797)	6,036	(19)
Other expense:
Interest expense	(4,007)	(3,878)	(129)	3
Other income	1,135	1,901	(766)	(40)
Total other expense	(2,872)	(1,977)	(895)	45
Net loss	$(28,633)	$(33,774)	$5,141	(15)%

Revenue

Revenue increased by $10.2 million, or 25%, to $51.7 million for the nine months ended September 30, 2024 from $41.5 million for the nine months ended September 30, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products due to our expanded commercial organization, which resulted in the addition of new customers and growing international sales. This growth was partially offset by a decrease in average selling prices caused by product mix as the share of smaller-sized units increased. In addition, we estimate that additional forecasted revenue was negatively impacted as a result of two external cybersecurity events, each of which reduced surgeries at certain facilities during the second quarter of 2024. During the nine months ended September 30, 2024, we sold 13,034 units of OviTex as compared to 9,704 units of OviTex during the nine months ended September 30, 2023, a 34% increase in unit sales volume. Additionally, we sold 3,467 units of OviTex PRS during the nine months ended September 30, 2024 as compared to 2,484 units during the nine months ended September 30, 2023, a 40% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $3.4 million, or 27%, to $16.1 million for the nine months ended September 30, 2024 from $12.7 million for the nine months ended September 30, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for both the nine months ended September 30, 2024 and 2023.

Gross Margin

Gross margin decreased to 68% for the nine months ended September 30, 2024 from 69% for the nine months ended September 30, 2023. The decrease was primarily due to a higher charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $8.2 million, or 19%, to $50.7 million for the nine months ended September 30, 2024 from $42.5 million for the nine months ended September 30, 2023. The increase was primarily due to higher compensation costs, including increased severance costs from a third quarter reorganization, additional travel and consulting expenses, additional employee-related costs due to an increase in headcount and a marketing distribution fee which offset a decrease in marketing expenses.

General and Administrative

General and administrative expenses increased by $0.3 million, or 3%, to $11.1 million for the nine months ended September 30, 2024 from $10.8 million for the nine months ended September 30, 2023. The increase was primarily due to higher compensation costs and employee-related costs due to an increase in headcount which offset a decrease in professional fees and insurance.

Research and Development

Research and development expenses decreased by $0.2 million, or 2%, to $6.8 million for the nine months ended September 30, 2024 from $6.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower study and outsourced development costs which offset higher compensation costs due to an increase in headcount.

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million during the nine months ended September 30, 2024.

Interest Expense

Interest expense increased by $0.1 million, or 3%, to $4.0 million for the nine months ended September 30, 2024 from $3.9 million for the nine months ended September 30, 2023 due to an increase to the variable component of our interest rate.

Other Income

Other income decreased by $0.8 million, or 40%, to $1.1 million for the nine months ended September 30, 2024 from $1.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower interest income as a result of lower cash balances.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had cash and cash equivalents of $17.3 million, working capital of $27.3 million and an accumulated deficit of $349.5 million. As of December 31, 2023, we had cash and cash equivalents of $46.7 million, working capital of $54.8 million and an accumulated deficit of $320.9 million.

In March 2024, we sold our distribution rights for NIVIS to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS during the first two years following its launch by MiMedx Group, Inc.

Subsequent to September 30, 2024, we completed an underwritten public offering of 14,670,000 shares of our common stock, including the exercise in full of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in gross proceeds of $46.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses and assuming no exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to us.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of September 30, 2024, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

Based on our current business plan, we believe that our existing cash resources, inclusive of the proceeds received in the underwritten public offering described above, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. Cash used in operating activities during the remaining interim period of 2024 is expected to decrease primarily due to the combination of our forecasted growth in revenue and constraint of operating spend, however, we can provide no assurance that our expectations will be achieved. Starting in the third quarter of 2024, we implemented certain cost-cutting measures which are expected to result in reduced operating expenses in future periods. To the extent that these sources are insufficient to satisfy our liquidity requirements, despite our recent cost-cutting measures, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co. (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales were made under the 2023 Equity Agreement during the nine months ended September 30, 2024. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, monetary policy changes, increasing interest rates or other factors. If we are unable to obtain adequate financing, when needed, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash used in operating activities	$(34,064)	$(29,806)
Cash provided by (used in) investing activities	4,641	(406)
Cash provided by financing activities	149	46,245
Effect of exchange rate changes on cash and cash equivalents	(154)	150
Net (decrease) increase in cash and cash equivalents and restricted cash	$(29,428)	$16,183

Operating Activities

During the nine months ended September 30, 2024, we used $34.1 million of cash in operating activities, resulting from our net loss of $28.6 million, non-cash items of $1.6 million and the change in operating assets and liabilities of $3.8 million. Our non-cash items were comprised of the gain on sale of NIVIS of $7.6 million offset by stock-based compensation expense of $3.3 million, our excess and obsolete inventory charge of $1.6 million, depreciation and amortization expense of $0.7 million and noncash interest expense of $0.5 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accounts receivable partially offset by increases in accounts payable.

During the nine months ended September 30, 2023, we used $29.8 million of cash in operating activities, resulting from our net loss of $33.8 million and the change in operating assets and liabilities of $1.9 million, offset by non-cash items of $5.8 million. Our non-cash items were comprised of stock-based compensation expense of $3.8 million, our excess and obsolete inventory charge of $1.0 million, depreciation and amortization expense of $0.6 million and noncash interest expense of $0.4 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory partially offset by increases in accounts payable and accrued expenses and other current and long-term liabilities.

Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $4.6 million consisting of proceeds received from the sale of NIVIS of $5.4 million offset by $0.7 million in purchases of property and equipment.

During the nine months ended September 30, 2023, cash used in investing activities was $0.4 million consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $0.1 million, consisting primarily of proceeds received from the exercise of stock options and from the issuance of common stock under the employee stock purchase plan partially offset by the payment of withholding taxes related to stock-based compensation to employees.

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

Contractual Obligations and Commitments

As of September 30, 2024, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at high-credit-quality financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Following the events relating to Silicon Valley Bank in 2023, we established a redundant account at a high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry. We have reviewed the consolidated financial statements of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.3 million increase to our interest expense for the nine months ended September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 1, 2024, by and between the Company and Aroa Biosurgery Ltd. (filed herewith).
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
*Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELA BIO, INC.

Date: November 8, 2024	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2024	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: November 8, 2024	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)