Form 10-K
period 2024-12-31
TELA Bio, Inc.
filed 2025-03-21
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ◻	Accelerated filer ◻
Smaller reporting company ⌧
Non-accelerated filer ⌧	Emerging growth company ◻

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $114.5 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 28, 2024.

As of March 14, 2025, the registrant had 39,551,098 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) for TELA Bio’s 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S. , including regulatory developments due to changes in the U.S. presidential administration and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	any decrease in frequency of surgical procedures using our products, whether through outbreak of illness or disease, cybersecurity events impacting hospital operations, labor and hospital staffing shortages, supply chain disruptions to critical surgical and hospital supplies, and any applicable adverse healthcare economic factors;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, changes in trade policies (including tariffs that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all.

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

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
●	Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.
●	Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Risks Related to the Commercialization of our Products

●	To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex products.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of our products for these uses.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex and OviTex PRS products we may commercialize in the future, our commercial success may be hindered.
●	Our long-term growth may depend on our ability to enhance our product offerings.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.
●	To successfully market and sell our products in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive contract manufacturer of our OviTex and OviTex PRS products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our products contain materials derived from animal sources and may become subject to additional regulation.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.
●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the U.S. Food and Drug Administration for our OviTex and OviTex PRS products or other products we may commercialize in the future.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to renew existing or obtain additional contract positions with major group purchasing organizations and integrated delivery networks for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of certain of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

We are dedicated to building true partnerships with surgeons and healthcare providers to deliver solutions that provide both clinical and economic improvements. We believe that genuine collaboration with surgeons and healthcare providers results in the development of new solutions that empower patient care and addresses unmet needs within the soft tissue reconstruction market.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”) which we first commercialized in the U.S. in July 2016 and in Europe in February 2019, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.2 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.8 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing in November 2018. In February 2023, we launched two larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched OviTex IHR Reinforced Tissue Matrix, a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically.

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over forty published or presented works relating to these clinical findings, either by us or a third-party evaluating one or more product configurations in our OviTex portfolio. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”), were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, chronic obstructive pulmonary disease (“COPD”), diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study, we have also initiated other clinical data collection initiatives evaluating the use of OviTex across a variety of hernia and abdominal wall reconstruction procedures. Among these other initiatives, we continue to enroll patients for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix, (“OviTex PRS”) which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen, which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. OviTex PRS Long-Term Resorbable, our most recent product configuration, launched in August 2023, and was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement.

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. In addition, there have been a growing number of published or presented works evaluating the use of OviTex PRS in plastic and reconstruction applications. We also continue to enroll patients in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $800 million.

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration, (“FDA”) which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. In May 2024, we received clearance of a Special 510(k) related to minor changes to our OviTex PRS Permanent and Short-Term Resorbable devices. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction.

Historically, we have sought to expand our service offerings beyond our OviTex and OviTex PRS products through commercial partnerships to distribute complimentary soft tissue preservation and restoration solutions. Some additional product offerings include or have included atraumatic mesh fixation devices or surgical wound management and infection control solutions. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to distribute their LiquiFix Hernia Mesh Fixation Devices (LIQUIFIX FIX8™ and LIQUIFIX Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized the NIVIS Fibrillar Collagen Pack, (“NIVIS”) an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) during the first two years following its launch by MiMedx Group, Inc. We may assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for additional products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement with Aroa (the “Aroa License”) creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in both of our OviTex and OviTex PRS products.

We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex and OviTex PRS products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and subject to a true-up adjustment, resulting in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We primarily market our products through a single direct sales force, predominantly in the U.S., with a small number of sales representatives in the United Kingdom and European Union, and also utilize a smaller number of independent contractors and distributors in the United States and certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2024, we had 75 sales territories in the U.S. and 13 sales territories in Europe. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) in the United States covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts for all products we commercialize.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS products, including larger versions of our current OviTex PRS product configurations, the development of OviTex configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our products, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio.

Our revenue for the years ended December 31, 2024 and 2023 was $69.3 million and $58.5 million, respectively, which represents an increase of $10.8 million, or 19% for the year ended December 31, 2024. Our net loss for the same time periods was $37.8 million and $46.7 million, respectively, which represents a decrease of $8.8 million, or 19% for the year ended December 31, 2024 inclusive of the gain recognized of $7.6 million on the sale of NIVIS to the MiMedx Group, Inc. As of December 31, 2024, we had an accumulated deficit of $358.7 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

Market Opportunity

OviTex

Hernia repair is one of the most common surgeries performed in the U.S. There are an estimated 1.2 million hernia repairs annually in the U.S. including recurrences, which we categorize as approximately (i) 105,000 complex/moderate ventral hernia repairs and abdominal wall reconstructions, (ii) 395,000 simple ventral hernia repairs and (iii) 645,000 inguinal hernia repairs, and (iv) 42,000 hiatal hernia repairs.

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

Given the limitations of and lack of innovation in existing hernia repair products, we believe a significant market opportunity exists for our portfolio of OviTex products. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.8 billion.

	Approximate
	Number of
	Annual
	U.S. Hernia	Estimated
	Procedures	Annual
	Using	U.S. Total
	Tissue	Addressable		Traditional
	Reinforcement	Market		Products
	Material	Opportunity		Utilized
Complex/Moderate Ventral Repair /Abdominal Wall Reconstruction	105,000	$630	million	Biologic Matrices and Resorbable Synthetic Mesh
Simple Ventral Hernia Repair	395,000	$590	million	Permanent Synthetic Mesh
Inguinal Hernia Repair	645,000	$540	million	Permanent Synthetic Mesh
Hiatal Hernia Repair	42,000	$42	million	Biologic Matrices and Resorbable Synthetic Mesh
Total	1,187,000	$1.8	billion

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

Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $800 million. Given the limitations of and lack of innovation in existing biologic matrices for plastic and reconstructive surgical procedures, we believe a significant market opportunity exists for our OviTex PRS products.

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

Many of these complications caused by permanent synthetic mesh require additional surgical intervention, including, explantation of the mesh or repair of hernia recurrence or of the abdominal wall. Based on longitudinal data from the Danish Hernia Database, in an analysis of approximately 2,900 patients who received a hernia repair using a permanent synthetic mesh, the observed rate of surgical intervention due to either recurrence or mesh-related complications at five years post operatively was approximately 17%. As a result of these complications and litigation involving these complications, the number of adverse events reported to the FDA for synthetic mesh hernia repairs has climbed from over 2,400 reported events in 2016, to over 21,000 in 2019, while remaining in excess of 8,000 reported events per year in each of 2023 and 2024. Synthetic mesh products have been the subject of a significant number of lawsuits over this time period, with approximately 15,000 cases outstanding in federal and state courts across the U.S. as of November 2024, and not inclusive of more than 40,000 cases that have been settled or dismissed in the prior three-year period.

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

Our Solution

We have created a new category of reinforced tissue matrices that were purposefully designed in close collaboration with more than 100 surgeons to address the unmet clinical needs in soft-tissue reconstruction. Our portfolio of products, generally designed with over approximately 95% biologic material, combines the benefits of both biologic and polymer materials while addressing their limitations by interweaving polymer fibers through layers of a minimally-processed biologic material. These products are priced competitively and designed for use with a range of surgical techniques, allowing the benefits of an advanced biologic repair to be available to more patients for use in accordance with the products’ 510(k) clearances and instructions for use.

The biologic material serves as the natural building block from which we can fabricate devices that meet specific clinical and surgical handling requirements. This material consists of an intact, minimally-processed extracellular matrix derived from ovine rumen, which is the forestomach of a sheep. Polymer fibers are interwoven through the layers of biologic material in unique embroidered patterns and contribute to approximately 5% of the overall device by mass. The interwoven polymer utilized can be either permanent, made from polypropylene, or resorbable, made from polyglycolic acid (“PGA”) or polylactic-co-glycolic acid (“PLGA”). The embroidering pattern varies between our OviTex and OviTex PRS products to impart different biomechanical properties tailored for their respective intended clinical applications. Our OviTex products are designed with a lockstitch embroidery pattern that is sewn in a grid pattern to minimize unraveling (when cut). Our OviTex PRS products are designed with a patented corner-lock stitch pattern designed to resist deformation and to control the degree and direction of stretching of the product.

Our capabilities in polymer science, biologics, textile engineering and analytical testing enable us to quickly design innovative products for development and manufacture. These competencies also allow our technical team to tailor the degree of stretch, direction of stretch, overall strength, handling properties, permeability, thickness, texture, size and shape of each reinforced tissue matrix to suit the needs of particular clinical applications and surgical techniques. This expertise has been utilized in the development of our OviTex and OviTex PRS products, including our OviTex LPR and OviTex IHR configurations and is currently being leveraged in the development of our additional configurations within product pipelines seeking to enhance product features for various applications within our indications.

Our reinforced tissue matrices are designed to improve the outcomes of soft-tissue reconstructions by reinforcing tissue while allowing rapid tissue integration, revascularization and biomechanical control. In addition to overall strength, a key property that we engineer into our products is the degree to which they stretch, which we refer to as compliance. Each of our products is designed to exhibit a degree of compliance appropriate for its intended clinical application.

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

were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). We believe based on a review of available literature that the BRAVO recurrence rate is among the lowest reported rate in any published study, including our biologic or resorbable synthetic mesh competitors evaluating product use in this procedural setting and with a similar cohort of high-risk patients. The addition of polymer to our reinforced tissue matrices allows each product to maintain its physiologic compliance properties, while resisting stretching and elongation. In our non-human primate comparative study, our OviTex devices best preserved their original shape, experiencing less contraction compared to biologic and synthetic mesh.
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

Our Strengths

We are focused on developing and commercializing a new category of reinforced tissue matrix for surgeons and patients that aim to address the shortcomings of existing products. We believe the following strengths will allow us to build our business and potentially increase our market penetration:

●	Innovative and broad portfolio of products. Our OviTex and OviTex PRS products are the only FDA-cleared products to incorporate polymer fibers interwoven through layers of biologic material in a lockstitch pattern creating an embroidered construction. The biologic matrix is derived from ovine rumen and utilizes a patented process to create a reinforced tissue matrix that is optimized for soft-tissue reconstruction. Our OviTex and OviTex PRS products are available in resorbable and permanent polymer versions in a variety of configurations and sizes. For example, our OviTex devices are currently available in sizes ranging from 4 × 8 cm to 25 × 40 cm, and our OviTex LPR devices are designed with specific thickness, handling properties and shapes optimized for use in laparoscopic and robotic-assisted surgery.
●	Disruptive technology supported by compelling pre-clinical and clinical evidence. OviTex product technology is supported by extensive pre-clinical research, including bench testing, in-vitro and in-vivo studies. These studies have demonstrated appropriate physiologic strength for the repair, compliance within the physiologic range of the human abdominal wall, retention of extracellular matrix proteins which may aid in tissue remodeling and porosity and permeability to promote fluid transfer. Our in-vivo non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to pure biologic matrices, as well as lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh. This preclinical data is supported by our compelling clinical evidence showing the safety and efficacy of our OviTex products in published data on over 1,200 hernia patients.

●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and subject to a true-up adjustment, resulting in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will continue to drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we further commercialize our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of these ovine rumen matrices together, sewing in an anti-adhesive layer into a matrix, and adding unique patterns sewn or embroidered into these matrices using different polymers to impart reinforcing strength. Our portfolio also includes patents covering implants with gripping strands, and implants with multivesicular liposomes that may be used to deliver drugs. Through the Aroa License and our issued or allowed patents and patent applications, we have a broad portfolio of intellectual property that is leveraged in all of our reinforced tissue matrix products. In addition, we believe that the trade secrets developed with Aroa create additional barriers to entry.
●	Highly accomplished executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, OraSure Technologies, Inc., LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft-tissue reconstruction products. The key elements of our strategy include:

●	Successfully deploy our U.S. commercial organization to support our growth. We primarily sell our products through a single direct sales organization in the U.S. As of December 31, 2024, we had 75 sales territories in the U.S. which are supported by 133 employees in our U.S. based commercial organization. We plan to hire additional territory managers and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. We plan to continue to drive awareness of our products through in-person and virtual versions of these programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and our economic messaging and help drive utilization of our products within associated hospitals and healthcare systems. To date, we have contracted with three national GPOs covering our OviTex and OviTex PRS products. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. In our BRAVO study, the recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). Our analysis of patients in the BRAVO study reaching 24-month follow-up was published in the Annals of Medicine and Surgery in October 2022. We have begun our next post-market prospective study, BRAVO II, which evaluates OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent in the robotic repair of ventral and inguinal hernias over 24 months. With respect to OviTex PRS, in addition to independent, third-party publications evaluating the use of the product in various soft tissue applications, we also continue to enroll patients in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Following receipt of our investigational device exemption application in October 2024 relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction, we continue to evaluate and finalize the clinical study protocol to eventually support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction.
●	Advance our portfolio of reinforced tissue matrices with the introduction of new product features and designs. We plan to continue to expand our product offerings and the treatment capabilities of our products to address a broader patient base within soft-tissue reconstruction. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, larger product configurations, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. We believe that increasing the size of our product configurations will support utilization in new surgical applications or with certain patient populations. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. We believe these technology enhancements will continue to bolster our portfolio and expand the successful use of our products.
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

All of our OviTex products were designed to minimize the amount of polymer material implanted in patients. The synthetic material in our OviTex products comprise less than 5% of our final product or approximately 12% in our OviTex LPR devices or approximately 15% in our OviTex IHR devices. Depending on the configuration selected, the amount of polymer is approximately 75% less than the polymer content of the most widely implanted permanent synthetic mesh, thereby reducing the patient’s foreign body inflammatory response to the polymer.

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

OviTex Configurations for Laparoscopic and Robotic Procedures

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

Our OviTex IHR product was specifically designed for use in laparoscopic and robotic-assisted inguinal hernia repair and is available in anatomical and rectangle shapes.

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR	OviTex IHR

Size and Shape	4x8 cm to 25x40 cm* (Rectangle or Square)	4x8 cm to 25x40 cm* (Rectangle or Square)	4x8 cm to 25x40 cm* (Rectangle or Square)	12x18 cm to 15x25 cm* (Ellipse); 9cm to 15cm (Round)	10x17 cm (Anatomical); 13x17 cm (Rectangle)

Strength	+	++	+++	+	+

Layers of Ovine Rumen	Four	Six	Eight	Four	Three or Four (anatomical); Three (Rectangle)

Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery	Laparoscopic or Robotic-assisted inguinal hernia repair

Polymer	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Resorbable (PGA) or Permanent (Polypropylene)	Permanent (Polypropylene)	Permanent (Polypropylene)

Shelf Life	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months	36 months	36 months

Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side	Exposed polymer on both sides

Commercial Availability	U.S. Europe	U.S. Europe	U.S. Europe	U.S. Europe	U.S.

*25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.

+Denotes relative level of strength.

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

Our OviTex PRS portfolio is a sterile reconstructive reinforced tissue matrix that comes in three different options. The short-term resorbable and permanent PRS options are composed of two or three layers of ovine rumen joined by a patented corner-lock embroidered diamond patterned polymer (PGA or polypropylene) that allows the product to stretch uni-directionally while also maintaining its shape. Machine punched regularly spaced fenestrations, or holes and die-cut slits in the product facilitate fluid management, allow for rapid cellular infiltration and create a directional bias to the stretch. The third option, the long-term resorbable PRS, provides bi-directional stretch and longer resorption profile utilizing PLGA. Our OviTex PRS product is available in arced rectangle, contour and oval shapes in a range of sizes (4 × 16 cm through 20 × 25 cm) to suit surgeon preference and nature of the soft-tissue repair in plastic and reconstructive surgery. The device may be trimmed to a desired shape to further accommodate individual anatomy. The current shelf life of permanent OviTex PRS is 36 months, the current shelf life of short-term resorbable OviTex PRS is 12 months and the current shelf life of the long-term resorbable OviTex PRS is 18 months.

OviTex PRS

Product Pipeline and Research and Development

We continue to advance our product pipeline to broaden our treatment capabilities for soft-tissue reinforcement. As we innovate and develop our products, the new features and improved surgical techniques expand the clinical applications for soft-tissue reinforcement. Areas of focus include enhanced surgical handling, larger product configurations, increased permeability, and longer-acting resorbable polymers. Improving the surgical handling and implementation of our devices benefits both the clinician and patient. We believe that increasing the size of our product configurations will support utilization in new surgical applications or with certain patient populations. Increasing product permeability encourages a more-natural healing response. Longer-acting polymers can provide additional support for patients that need more time to heal. In addition, we continue to explore the development of lower-cost, higher margin resorbable polymer-based devices targeting our current indications. We believe these technology enhancements and new product alternatives will continue to bolster our portfolio and expand the successful use of our products across a variety of soft-tissue surgical applications.

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

Preclinical Programs

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

Clinical Programs

We are committed to obtaining evidence to support the safety and efficacy of our products across their indications. Clinical data has been published on over 1,200 patients treated with OviTex in ventral hernia, inguinal hernia, hiatal hernia, and abdominal wall reconstruction. As part of our clinical research program, we have developed two post-market studies, BRAVO and BRAVO II. This commitment to generating clinical data through controlled prospective studies with 24-month follow-up will allow us to understand the short- and long-term benefits of using OviTex in hernia repair.

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

Surgeons continue to use our OviTex PRS reinforced tissue matrices in their surgeries and, in addition to a potential IDE study, we have also commenced our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions.

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

We are responsible for commercializing the products manufactured for us by Aroa. We pay Aroa for the supply and manufacturing of our products through a revenue sharing agreement. Pursuant to the Aroa License, we purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, and subject to a true-up adjustment, resulting in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR. If at any point during the term of the Aroa License we and Aroa determine that our anticipated product needs exceed Aroa’s manufacturing capabilities, we and Aroa will mutually approve an expansion and equally share the cost of such expansion. Our share of such expansion costs may be offset by us against future revenue share payments.

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

Patents

As of December 31, 2024, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own twenty-three U.S. issued or allowed patents which will expire between 2035 and 2041 and twelve pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2045, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own eight issued non-U.S. patents and seven pending non-U.S. patent applications, including six applications under the Patent Cooperation Treaty (“PCT”), which, subject to issuance, would be projected to expire between 2036 and 2044 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

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

Trademarks

We also rely on trademarks and trade designs to develop and maintain our competitive position. TELA Bio®, OviTex®, the TELA Bio logo OviTex®, Minimize the Foreign Body Footprint®, and A More Natural Hernia Repair® are registered trademarks of ours in the U.S. and TELA Bio® and OviTex® are registered trademarks in the foreign jurisdictions in which we conduct our business.

For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Intellectual Property Matters.”

Research and Development

We invest in research and development to advance our reinforced tissue matrix products and to develop complimentary soft tissue preservation and restoration products, with the goal of improving upon and supplementing our existing product offerings. We believe our ability to rapidly develop new products and product configurations is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technology and the management philosophy behind that process. We have recruited and retained engineers and scientists with significant experience in the development of polymer science, biologics, textile engineering and analytical testing. We have a number of design improvements for our reinforced tissue matrices in various stages of development that are expected to enhance our current products and increase surgeon adoption of our products. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. Our research and development efforts are based at our facility in Malvern, Pennsylvania.

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

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2024, we had 133 employees in our U.S. based commercial organization in 75 sales territories, which includes sales management, territory managers, marketing and administrative and field-

based support staff. We plan to hire additional territory managers and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures.

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

Distribution

The majority of our products are shipped directly from Auckland, New Zealand to our headquarters in Malvern, Pennsylvania. We sell our products directly to our customers, which are hospitals and ambulatory surgery centers. Outside of Europe, we do not use stocking distributors to sell our products.

Competition

The medical device industry is intensely competitive, subject to change and significantly affected by new product introductions and other market activities of industry participants.

In the hernia repair market, our primary competitors are Bard, a subsidiary of Becton, Dickinson and Company, which produces Phasix and Ventralight ST, and Allergan, a subsidiary of AbbVie, which produces Strattice. In the plastic and reconstructive surgery market, our primary competitors are Allergan, a subsidiary of AbbVie, which produces AlloDerm, MTF Biologics, which produces FlexHD, Novadaq, which produces DermACell, RTI Surgical, which produces Cortiva, Bard, which produces GalaFLEX, and Integra Lifesciences, which produces SurgiMend and DuraSorb.

Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while also benefiting from greater brand awareness. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

●	significantly greater name recognition;
●	broader or deeper relations with healthcare professionals, customers and third-party payors;
●	more established distribution networks;

●	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products;
●	greater financial and human resources for product development, sales and marketing and patent prosecution; and
●	more established, wider-ranging and deeper contractual relationships with GPO and IDNs that can be leveraged to drive greater utilization of their products.

We believe that our continued ability to compete favorably depends on:

●	successfully deploying our commercial operations;
●	continuing to innovate and maintain scientifically-advanced technology;
●	attracting and retaining skilled personnel;
●	maintaining and obtaining intellectual property protection for our products; and
●	conducting clinical studies and obtaining and maintaining regulatory approvals.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, untitled letters, Form 483s, fines, injunctions, consent decrees and civil penalties;
●	recall or seizure of products;
●	operating restrictions, partial suspension or total shutdown of production;
●	the FDA’s refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
●	the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;
●	withdrawing approvals that have already been granted; and
●	criminal prosecution.

Regulatory System for Medical Devices in Europe

The European Union (“EU”) and the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland) has a coordinated system for the authorization of medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the Medical Devices Directive (“MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745, or the Medical Devices Regulation (“MDR”). There is a transition period during which certificates issued under the MDD remain valid, subject to compliance with certain requirements under the MDR (e.g. having put in place a quality management system in accordance with the MDR by May 26, 2024).

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

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered, and manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Manufacturers are responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Eudamed is not yet fully functional and will be gradually rolled out. Use of a particular module of Eudamed (e.g. the UDI/device registration module) will become mandatory six months after the publication in the OJEU of the notice confirming the functionality of such module. The Medical Device Coordination Group (MDCG) has published guidance (in November 2024) on the gradual roll-out of Eudamed.

The United Kingdom formally left the EU on January 31, 2020. In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, medical devices must be registered with the Medicines and Healthcare products Regulatory Agency (“MHRA”) (the UK medicines and medical devices regulator) before being placed on the Great Britain market. If a manufacturer of a device placed on the market in Great Britain is based outside of the United Kingdom, the manufacturer must appoint a UK responsible person with a registered place of business in the United Kingdom to act on the manufacturer’s behalf in respect of certain activities (e.g. device registration). CE marks issued by EU notified bodies to place medical devices on the market in the EU will remain valid in the United Kingdom up until, at the latest, June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR), following which a UK Conformity Assessed (“UKCA”) mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. UCKA marking will, however, not be recognized in the EU. The EU regulatory framework on medical devices continues to apply in Northern Ireland under the Windsor Framework and medical devices in Northern Ireland may either carry an EU CE mark or a UK and Northern Ireland CE mark (“CE UK(NI)”), although devices bearing the CE UK(NI) marking will not be accepted on the EU market.

Following a public consultation, the UK government is implementing changes to the medical devices legislation. The first piece of legislation will come into force on June 16, 2025, and implements changes to the post-market surveillance requirements for medical devices in Great Britain, with the aim of facilitating greater traceability of incidents. Further legislation will be put in place in 2025 and 2026 to introduce new pre-market requirements, including an international reliance procedure for approval of certain medical devices for the Great Britain market.

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

Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that created individual privacy rights for California residents and increased the privacy and security obligations of entities handling certain personal data, including sensitive personal information.

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

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (“UK GDPR”). Currently, the GDPR and UK GDPR remain largely aligned, but the United Kingdom announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which failed in the UK legislative process. A new Data (Use and Access) Bill, or UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK adequacy decision from the EU Commission. This may lead to divergence between the GDPR and UK GDPR.

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

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the “Affordable Care Act”, substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the healthcare industry. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, and will last through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced (but not passed) in the U.S. Congress that would, if enacted, reverse these payment reductions.

The Affordable Care Act has also been subject to challenges in the courts since it was enacted. On June 17, 2021, for example, the Supreme Court dismissed the most recent challenge to the Affordable Care Act, ruling that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the Affordable Care Act or any of its provisions.

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

Human Capital Resources

As of December 31, 2024, we had 209 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

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

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2024, 2023 and 2022, we had net losses of $37.8 million, $46.7 million and $44.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $358.7 million.

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

As of December 31, 2024, we had $40.0 million of indebtedness outstanding under our credit facility with MidCap Financial Trust (“MidCap”) that matures in May 2027.

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

As of December 31, 2024, our commercial organization consisted of 133 employees in the U.S. and 16 employees in Europe. To generate future revenue growth, we plan to continue to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used, may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.

Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used, or those stemming from external cybersecurity events, supply chain disruptions of critical surgical supplies, inflationary pressures, tariffs, geopolitical conflict or other macroeconomic events, may adversely impact our business, financial condition and prospects. These financial and resource strains on the healthcare system, including those first arising in response to the COVID-19 pandemic, may further impair labor and staffing in the hospital sector, and in turn hospital capacity for elective procedures. Any prolonged delays in normalized levels of elective surgeries by governmental, hospital or payor actions would continue to impair net sales of our products.

General supply chain disruptions, initially arising from COVID-19, have in the wake of severe weather events and geopolitical turmoil, such as the ongoing Russia-Ukraine conflict and the current conflict in the Middle East (including any escalation or expansion) continue to threaten trade globally and weaken supply systems. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been minimal disruptions to our supply chain to date, there is a risk that in the future supplies of our products could be disrupted or delayed based on competition within the supply chain or otherwise affected by substantial inflationary pressures from other underlying macroeconomic conditions. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain.

Continued concerns about the systemic impact of potential economic slowdown or recession, liquidity constraints, failures and instability in the U.S. and international financial banking systems, and geopolitical turmoil, including the ongoing Russia-Ukraine conflict and the current conflict in the Middle East (including any escalation or expansion), have contributed to increased market volatility and diminished expectations for economic growth in the world. These conditions may lead to continued volatility in the future, which could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future even after local conditions improve.

Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

In addition, the sale of our medical products is correlated to the frequency of surgical procedural volumes at current and prospective hospital accounts. During the second quarter of 2024, we became aware of multiple cybersecurity events that impacted our customers, including ransomware attacks and other similar system disruptions and outages, in the U.S. and Europe that adversely impacted the procedural volumes at current customer accounts, including those affiliated across one of our GPOs. To the extent current or future cybersecurity events continue to impact the hospital systems we serve, or otherwise affect third-party payors or other vendors within the healthcare industry critical to the patient care, we may experience additional reductions in procedural volumes that lead to lower sales volume for our products or could have lasting impact resulting in slower rates of adoption for our products in these accounts.

The full extent to which these macroeconomic factors, will further, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, manufacturing capability, supply chain integrity, research and development activities, and employee-related matters, will depend on future developments that are highly uncertain.

Information pertaining to the impact of these macroeconomic pressures on our operations to date can be found in “Management’s Discussion and Analysis of Financial Position and Results of Operations” in this Annual Report on Form 10-K.

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

Sales of our OviTex products accounted for 66%, 67% and 70% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We first commercialized OviTex products in the U.S. in 2016 and have subsequently launched our OviTex products in Europe, introduced our larger sized OviTex products, as well as OviTex LPR and OviTex IHR product configurations for deeper penetration into laparoscopic and robotic-assisted hernia surgical repairs. In addition to our OviTex products, we have also commercialized our OviTex PRS products for use in surgery for soft-tissue repair or reinforcement in plastic and reconstructive procedures and most recently the LIQUIFIX Hernia Mesh Fixation Devices (LIQUIFIX FIX8™ and LIQUIFIX Precision™) pursuant to our distribution agreement with Advanced Medical Solutions Limited. While we continue to diversify our portfolio and revenue sources, we expect that sales of our OviTex products will account for the majority of our revenue for the foreseeable future while we continue to grow market share for our OviTex PRS products, LIQUIFIX and any complementary products that we may develop or distribute from time to time. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

Our ability to execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption by inpatient and outpatient hospitals, surgeons, and medical device supply chain participants of our reinforced tissue matrix products. We cannot predict how quickly, if at all, surgeons will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance among surgeons and the medical community for some or all of our indications. Some surgeons may have prior history with or a preference for other soft-tissue reinforcement products, such as permanent synthetic mesh, resorbable synthetic mesh, or other biologic matrices, or may be reluctant to alter their practice patterns to treat patients with our reinforced tissue matrix products. The degree of market acceptance of any of our products will depend on a number of factors, including:

●	whether surgeons and others in the medical community consider our products to be safe, effective and cost effective;
●	the potential and perceived advantages of our products over alternative products;
●	the effectiveness of our sales and marketing efforts for our products;
●	the prevalence and severity of any complications associated with using our products;
●	the convenience and ease of use of our products relative to competing products;
●	product labeling or product insert requirements by regulatory authorities;
●	the competitive pricing of our products;
●	the quality of our products meeting patient and surgeon expectations;
●	the results of clinical trials and post-market clinical studies relating to the use of our products;

●	pricing pressure, including from GPOs and government payors;
●	obtaining favorable contract treatment with GPOs and other third-party payors to enable growing adoption of our products across hernia procedures;
●	the availability of coverage and adequate reimbursement for procedures using our products from third-party payors, including government authorities;
●	the willingness of patients to pay out-of-pocket for our products in the absence of coverage and adequate reimbursement by third-party payors, including government authorities; and
●	our ability to provide incremental clinical and economic data that show the safety, clinical efficacy and cost effectiveness, and patient benefits from, our products.

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

Our ability to grow our revenue in future periods will depend on our ability to increase sales of our OviTex in hernia and abdominal wall reconstruction and OviTex PRS products in plastic and reconstructive procedures and any new product or product indications that we introduce, which will, in turn, depend in part on our success in expanding our customer base and driving increased use of our products. New products or product indications may also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to drive revenue growth. If we cannot achieve revenue growth, it could have a material adverse effect on our business, financial condition and results of operations.

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

The products we commercialize have been cleared by the FDA and other regulatory authorities for specific indications. Our OviTex products are reinforced tissue matrices designed for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists and indications for use of our OviTex products include the repair of hernia and/or abdominal wall defects which require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex PRS products are reconstructive reinforced tissue matrices designed for implantation to reinforce soft-tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. In connection with the March 2019 meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee, the FDA stated that no surgical mesh device has been cleared or approved for use in breast surgery, and that to obtain such indication, the product sponsor must obtain an approved PMA. This statement applies to our OviTex PRS products as they are not cleared or approved for use in breast surgery and thus, we are prohibited from marketing them for that use. OviTex PRS or any other product we may develop for use in breast surgery will need to be approved specifically for that indication and there can be no guarantee that it will be approved. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction, but anticipate additional FDA interactions related to identification of an adequate clinical protocol that would be sufficient to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. There can be no assurance that we will be able to secure a PMA approval in a timely manner, or at all. Any marketing for OviTex PRS or any other product for a use in breast reconstruction surgery would be deemed off-label promotion of that product if it has been cleared for a general indication of use to reinforce or repair soft-tissue and has not received an approval specifically for use in breast surgery. We train our marketing personnel and direct sales force to not promote our OviTex or OviTex PRS products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a surgeon or medical professional from using our OviTex or OviTex PRS products or other products we may commercialize in the future for off-label uses.

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

Even if surgeons or medical professionals use our OviTex and OviTex PRS products only for their approved indications, a failure by such surgeons and medical professionals to employ proper surgical techniques to handle and use our products in accordance with proper instructions for use could result in product liability lawsuits, costly investigations and potentially affect our ability to achieve sufficient market penetration for our OviTex and OviTex PRS products. In those possible events, our reputation could be damaged and adoption of the products would be impaired. We may also be required to reassess the training, written instructions and product warnings or other labeling information we provide our customers. This process could require us to expend significant time and capital and could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

It is important to our business that we continue to enhance our OviTex and OviTex PRS products and develop and introduce new reinforced tissue matrix products and complementary soft -tissue reconstruction solutions. Developing products is expensive and time-consuming and could divert management’s attention away from other aspects of our business. The success of any new product offerings or product enhancements to our OviTex and OviTex PRS products will depend on several factors, including our ability to:

●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new products and product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	ensure the quality, manufacture and supply of new products by Aroa or other third-party manufacturers we engage;
●	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies, clinical trials and post-market clinical studies;
●	obtain the necessary regulatory clearances or approvals for expanded indications, new products or product modifications;
●	be fully FDA-compliant with marketing of new devices or products;
●	provide adequate training to potential users of our new products;
●	receive adequate coverage and reimbursement for procedures performed with our new products; and
●	develop and expand an effective and dedicated sales and marketing team.

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

Approximately 15%, 10% and 8% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively, came from sales in markets outside of the U.S. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar countries;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the impact of the macroeconomic factors, including pandemics, epidemics and other public health outbreaks, inflationary pressures and geopolitical conflicts, such as the ongoing Russia-Ukraine conflict and the current conflict in the Middle East (including any escalation or expansion);
●	natural disasters and pandemics, epidemics or public health outbreaks, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;

●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

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

Under the Aroa License Aroa also holds the FDA clearances under which we commercialize our OviTex products, including OviTex LPR and OviTex IHR, and maintains ultimate responsibility for all regulatory interactions with FDA relating to these OviTex products and decisions made with respect to changing or updating those clearances. If Aroa fails to comply with all applicable regulatory requirements and maintain the FDA clearances related to our OviTex products, we may be unable to commercialize our OviTex products on a timely basis, or at all. Our ability to supply our OviTex and OviTex PRS products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While Aroa has historically met our demand for its products and services on a timely basis in the past, we cannot guarantee that it will always be able to meet our demand for its products. If Aroa fails to meet demand or notifies us that it believes it will fail to meet demand for our OviTex and OviTex PRS products, we are required under the Aroa License to work with Aroa to cure its supply failure and may, only in certain circumstances and on a temporary basis, engage a replacement contract manufacturer to mitigate a failure by Aroa to meet demand for our OviTex and OviTex PRS products. As such, we are highly dependent upon Aroa’s continued ability to supply our OviTex and OviTex PRS products at the levels we require and any production shortfall that impairs the supply of our OviTex and OviTex PRS products could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our OviTex and OviTex PRS products, which could adversely affect our product sales and operating results materially.

We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.

We may encounter unforeseen situations in Aroa’s manufacturing and assembly of our OviTex and OviTex PRS products that would result in delays or shortfalls in its production. For example, Aroa was unable to supply us with our products from September 2017 to December 2017 due to a quality testing process failure identified by Aroa. Any personnel shortages and reduced manufacturing capacity may also result in a disruption in production.

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

We own twenty-three issued or allowed U.S. patents and have twelve pending U.S. patent applications. As of December 31, 2024, we had rights, whether through ownership or licensing, to twenty-five issued or allowed U.S. patents, twelve pending U.S. patent applications, eight issued non-U.S. patents and seven pending non-U.S. patent applications., including six applications under the Patent Cooperation Treaty (“PCT”). Our issued U.S. patents will expire between 2035 and 2041. The licensed patents will expire between 2029 and 2031.

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

In the U.S., Aroa has obtained and holds 510(k) clearances from the FDA to market our OviTex products and obtained the 510(k) clearances from the FDA held by us for our first two OviTex PRS products, while we obtained and hold the 510(k) clearance for our OviTex PRS Long-Term Resorbable product. An element of our strategy is to continue to upgrade our reinforced tissue matrix products. We expect that any such modifications may require new 510(k) clearances; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. The FDA will require a PMA, rather than a 510(k) clearance for the use of OviTex PRS in breast reconstruction. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

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

To sell our products in member countries of the EEA our products must comply with the general safety and performance requirements of the EU MDR, which became effective on May 26, 2021. Compliance with the new MDR requirements is a prerequisite to be able to affix the Conformité Européenne, or CE, mark to our products, without which they cannot be sold or marketed in the EEA. In the EEA, we have obtained the CE mark for our OviTex products. For more information regarding regulation of our products, see “Business—Government Regulation.”

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

In the EU, the MDR repealed and replaced the MDD on May 26, 2021. There is a transition period during which certificates issued under the MDD remain valid, subject to compliance with certain requirements under the MDR (e.g. having put in place a quality management system in accordance with the MDR by May 26, 2024). The Medical Devices Regulation is intended to, among other things, establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The MDR introduces new regulations which, among other things:

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire at the end of September 2025. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, led by California, with its CCPA, which created individual privacy rights for California residents and increased the privacy and security obligations of entities handling certain personal data, a great number of states have passed comprehensive privacy laws. These laws may increase our compliance costs and potential liability. Further, similar laws have been proposed in numerous other states and privacy-related laws have also been proposed at the federal level. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

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

This risk is enhanced in certain jurisdictions as we expand our operations internationally. The EU’s GDPR became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, of data subjects residing in the European Economic Area. For example, the GDPR imposes higher standards for obtaining consent from individuals to process their personal data (where consent is required), more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. This risk is increased because EU member states have made their own laws and regulations limiting the processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and profiling and automated individual decision-making of individuals, which limits our ability to process personal data or other data and could cause our compliance costs and liability risks to increase, harming our business and financial condition.

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty regarding data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021 (UK GDPR). Currently, the EU GDPR and UK GDPR remain largely aligned, but the UK announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which failed in the legislative process. A new Data (Use and Access) Bill, or UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK adequacy decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework. Non-compliance with GDPR, and UK GDPR, is subject to significant penalties, including fines of up to €20.0 million (£17.5 million under UK GDPR) or 4% of total worldwide revenue, whichever is greater. The implementation and enforcement of the GDPR (and UK GDPR) may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU and the United Kingdom are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

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

Our business may be impacted by political, trade or regulatory developments in the jurisdictions in which we sell our products.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example in March 2025, the U.S. initially imposed a 25% tariff on imports from Canada and Mexico, and imposed a 20% tariff on imports from China. The U.S. largely reversed course and goods eligible for treatment under the 2020 United States-Mexico-Canada Agreement (“USMCA”) can enter the U.S. tariff free until April 2, 2025. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In retaliation to the recent U.S. imposed tariffs, China imposed tariffs up to 15% on a wide array of U.S. farm exports, and Canada and Mexico have stated they will impose tariffs on the U.S. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition, results of operations or our industry. The impact of these potential tariffs on our financial condition, results of operations or industry, if any, is subject to a number of factors that are not yet known, including any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.

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

Factors that may cause fluctuations in our quarterly and annual results include:

●	surgeon and patient adoption of our products;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	changes in coverage policies by third-party payors that affect the reimbursement of procedures in which our products are used;
●	unanticipated pricing pressure;
●	established relationships or product purchase-level commitments of GPOs, IDNs and other third-party payors with whom we and our competitors contract;

●	our ability to obtain and maintain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional jurisdictions;
●	the hiring, retention and continued productivity of our sales representatives;
●	our ability to expand the geographic reach of our sales and marketing efforts;
●	results of clinical research and trials on our existing products and products in development;
●	delays in, or failure of, component and raw material deliveries by Aroa;
●	recalls or other field safety corrective actions by Aroa;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, floods or public health emergencies such as the COVID-19 pandemic; and
●	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

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

In the U.S., we currently compete with Allergan, a subsidiary of AbbVie, C.R. Bard, a subsidiary of Becton, Dickinson and Company, MTF Biologics, RTI Surgical and Integra Life Sciences, which produce, among other things, soft-tissue reconstruction surgery products, including Strattice and Alloderm, Phasix, FlexHD, Cortiva,and SurgiMend and DuraSorb, respectively. In the EEA, we compete with Bard, who produces other soft-tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and contracting power than us, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while benefiting from greater brand awareness. We believe other emerging businesses are in the early stages of developing similar products designed for soft-tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft-tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

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

We may not be able to renew existing contracts with GPOs or IDNs and due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the U.S., we may not be able to obtain additional contract positions with major GPOs and IDNs for our products. If we are unable to renew existing contracts with GPOs or IDNs, our net sales and results of operations may be materially and adversely affected. In addition, while having a contract with a major purchaser for a given product category can facilitate sales, sales volumes of those products may not be maintained or may be limited based on preferential economic terms that can be offered by larger competitors across product categories. Further, we may fail to obtain a contract in an appropriate product category that will enable us to more effectively compete against competitive products within the same product category. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category. Even if we are the sole contracted supplier of a GPO or IDN for our product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice.

Supply chain disruptions could adversely impact our operations and financial condition.

Global supply chains have been impacted because of severe weather, recent geopolitical tensions such as the ongoing Russia-Ukraine conflict and the current conflict in the Middle East (including any escalation or expansion) and other factors, and this may impact the availability of raw materials and components used in the manufacture of our products. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the effect of the global supply chain disruption.

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

We rely on our own direct sales force, which as of December 31, 2024 consisted of 91 representatives in the U.S. and 12 representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our vendors experience a cybersecurity incident, significant disruption or a compromise of our information technology systems, our business could be adversely affected.

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

If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Furthermore, any compromise in our information technology systems could lead to the unauthorized access, disclosure and use of non-public information from our patient registry or other patient information which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could require us to notify impacted stakeholders(including affected individuals, regulators and investors) and result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to our reputation.

Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security incident, industrial espionage attacks, ransomware, or insider threat attacks. Like other companies in our industry, we have experienced and may in the future experience, threats and cybersecurity incidents relating to our, our third-party vendors’, and our customers’ information systems.

If a material security incident related to our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our cybersecurity measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants, and identify replacement vendors if necessary, which could materially and adversely affect our business, financial condition and results of operations. We cannot be sure that our cyber insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of any such disruption in, or failure or security incident or breach of, our systems or third-party systems where information important to our business operations or commercial development is stored, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2024, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $266.7 million and $218.9 million, respectively. The federal carry forwards for losses incurred prior to 2018 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2026. An allowance for the majority of the NOLs which relate to the U.S. is provided for in our audited financial statements for the year of December 31, 2024 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

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

We cannot predict the prices at which our shares of common stock may trade. The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our products or of those of others in our industry;

●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts;
●	broad trends impacting companies within the pharmaceutical, biotechnology and medical technology industries; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including global pandemic such as the COVID-19 pandemic, or macroeconomic factors such as geopolitical tensions, tariffs, or the outbreak or escalation of hostilities or war.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 49% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our capital stock or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cyber Risk Management and Strategy

Under the oversight of our board of directors and the Audit Committee of the board, we have adopted cybersecurity risk management processes that take a risk-based approach to assessing, identifying, and managing risks from cybersecurity threats. Management of cybersecurity risks is part of our overall risk management strategy.

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

Governance

Our board of directors holds oversight responsibility over our strategy and risk management, including risks related to cybersecurity. The board’s oversight of cybersecurity risk management is supported by the Audit Committee, which has responsibility for discussing with management significant cybersecurity risks and the measures we have implemented to monitor and control such cyber risk exposures. The Audit Committee receives quarterly updates from our Vice President, Information Technology (“IT Officer”) relating to IT and cybersecurity matters, including cybersecurity risks and threats. The Audit Committee provides periodic updates to our board of directors on cybersecurity matters discussed at such meetings. Our IT Officer also provides these and similar reports to the full board of directors on a biannual basis.

Our IT Officer oversees the day-to-day management of the Company’s cybersecurity risk management program. Our IT Officer has over 15 years of experience in IT leadership and has managed IT for our company for approximately 10 years. Our IT Officer reports to our Chief Operating Officer and Chief Financial Officer and is a member of our Compliance Committee. Our IT Officer coordinates with our legal department and relevant third parties, such as consultants and external legal advisors, to assess and manage material risks from cybersecurity threats. Our IT Officer is also supported by a cross-functional incident response team, which is empowered to review, assess, report, monitor and take action to mitigate or remedy any cybersecurity incidents pursuant to our business continuity and incident response plan. Our IT department further supports and has dedicated resources to assist our IT Officer in monitoring, preventing, detecting, mitigating, and remediating any cybersecurity incidents pursuant to our policies and procedures.

We have also established a Disclosure Committee, which regularly reviews relevant information related to potential public disclosure of critical business risks and material events.

We have not identified any cybersecurity incidents or threats that have materially affected our information or system or are reasonably likely to materially affect our information and systems, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Form 10-K.

ITEM 2.PROPERTIES

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa, at their facility in Auckland, New Zealand which currently totals approximately 40,000 square feet.

We lease our corporate headquarters in Malvern, Pennsylvania, which houses our research and development operations, controlled environment room, and office space, and currently totals approximately 41,000 square feet until June 30, 2025, after which we will relinquish approximately 5,000 square feet of excess office and warehouse space.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 14, 2025, the Company had approximately 58 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

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

We are dedicated to building true partnerships with surgeons and healthcare providers to deliver solutions that provide both clinical and economic improvements. We believe that genuine collaboration with surgeons and healthcare providers results in the development of new solutions that empower patient care and addresses unmet needs within the soft tissue reconstruction market.

Our first portfolio of products, the OviTex Reinforced Tissue Matrix (“OviTex”) which we first commercialized in the U.S. in July 2016 and in Europe in February 2019, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price.

Hernia repair is one of the most common surgeries performed in the U.S., representing approximately 1.2 million procedures annually. Based on the volume weighted average selling price of our OviTex products, we estimate the annual U.S. total addressable market opportunity for our OviTex products to be approximately $1.8 billion.

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing in November 2018. In February 2023, we launched two larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched OviTex IHR Reinforced Tissue Matrix, a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically.

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over forty published or presented works relating to these clinical findings, either by us or a third-party evaluating one or more product configurations in our OviTex portfolio. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”), were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, chronic obstructive pulmonary disease (“COPD”), diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study, we have also initiated other clinical data collection initiatives evaluating the use of OviTex across a variety of hernia and abdominal wall reconstruction procedures. Among these other initiatives, we continue to enroll patients for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix, (“OviTex PRS”) which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen, which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. OviTex PRS Long-Term Resorbable, our most recent product configuration, launched in August 2023, and was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement.

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. In addition, there have been a growing number of published or presented works evaluating the use of OviTex PRS in plastic and reconstruction applications. We also continue to enroll patients in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $800 million.

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration, (“FDA”) which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. In May 2024, we received clearance of a Special 510(k) related to minor changes to our OviTex PRS Permanent and Short-Term Resorbable devices. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction.

Historically, we have sought to expand our service offerings beyond our OviTex and OviTex PRS products through commercial partnerships to distribute complimentary soft tissue preservation and restoration solutions. Some additional product offerings include or have included atraumatic mesh fixation devices or surgical wound management and infection control solutions. In September 2023, we entered into a distribution agreement with Advanced Medical Solutions Limited, a company registered in England, to distribute their LiquiFix Hernia Mesh Fixation Devices (LIQUIFIX FIX8™ and LIQUIFIX Precision™). In March 2024, we announced the full commercial launch of LiquiFix in the U.S. We previously co-developed and commercialized the NIVIS Fibrillar Collagen Pack, (“NIVIS”) an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) during the first two years following its launch by MiMedx Group, Inc. We may assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for additional products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs

We have a broad portfolio of intellectual property protecting our products that we believe, when combined with the proprietary manufacturing processes associated with our products and our know-how, provides significant barriers to entry. Our intellectual property applies to our differentiated product construction and materials. In addition, we believe our exclusive manufacturing and long-term supply and license agreement with Aroa (the “Aroa License”) creates a competitive advantage by allowing us to secure an exclusive supply of ovine rumen at a low cost. Ovine rumen, the forestomach of a sheep, is the source of the biologic material used in both of our OviTex and OviTex PRS products. We use biologic material from ovine rumen because of its plentiful supply, optimal biomechanical profile and open collagen architecture that allows for rapid cellular infiltration. Our OviTex and OviTex PRS products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and subject to a true-up adjustment, resulting in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR. This revenue sharing arrangement allows us to competitively price our products and pass along cost-savings to our customers.

We primarily market our products through a single direct sales force, predominantly in the U.S., with a small number of sales representatives in the United Kingdom and European Union, and also utilize a smaller number of independent contractors and distributors in the United States and certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of December 31, 2024, we had 75 sales territories in the U.S. and 13 sales territories in Europe. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) in the United States covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts for all products we commercialize.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS products, including larger versions of our current OviTex PRS product configurations, the development of OviTex configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our products, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio.

Our revenue for the years ended December 31, 2024 and 2023 was $69.3 million and $58.5 million, respectively, which represents an increase of $10.8 million, or 19% for the year ended December 31, 2024. Our net loss for the same time periods was $37.8 million and $46.7 million, respectively, which represents a decrease of $8.8 million, or 19% for the year ended December 31, 2024 inclusive of the gain recognized of $7.6 million on the sale of NIVIS to the MiMedx Group, Inc. As of December 31, 2024, we had an accumulated deficit of $358.7 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

Business Update Regarding Macroeconomic Conditions

Our business, results of operations and commercial operations have been, and may continue to be impacted by macroeconomic conditions outside of our control, including general economic uncertainty, external cybersecurity events impacting our customers, disruptions in supply of critical surgical supplies for procedures utilizing our products, inflationary pressures, tariffs, regulatory changes in the market in which we operate, fluctuations in foreign currency in the jurisdictions in which we operate, banking instability, monetary policy changes and geopolitical conflicts. These factors have and may continue to impact us in the following ways:

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, increasing interest rates, further economic downturn or banking instability, monetary policy including the imposition of tariffs, changes and geopolitical issues, including the ongoing Russia-Ukraine conflict, the current conflict in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Financial Strain: Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding macroeconomic conditions and financial markets, including the financial strain suffered by hospital customers first arising in response to the COVID-19 pandemic, may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

Components of Our Results of Operations

Revenue

The majority of our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base and deeper penetration across procedures in existing customer accounts, although macroeconomic pressures described in this Annual Report may impair our ability to continue to generate revenue, expand our customer base, and increase utilization of our products in existing customer accounts at historic rates.

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, royalties and costs related to shipping. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, subject to a true-up adjustment, results in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR. The initial term of our Aroa License terminates on the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows. Any delay in volume growth, whether due to macroeconomic pressures or otherwise, could lead to additional charges to excess and obsolete inventory.

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

We expect future sales and marketing expenses will primarily depend on our ability to drive operational leverage and efficiencies from our commercial organization. We expect our sales and marketing expenses to continue to decrease as a percentage of revenue, as and to the extent, our revenue grows.

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

Research and Development Expenses

Research and development expenses consist primarily of product research, engineering, product development, regulatory compliance and clinical development. These expenses include salaries and related benefits including stock-based compensation, for employees focused on these efforts, consulting services, costs associated with our preclinical studies and clinical studies undertaken to obtain regulatory clearance for new or expanded product indications, costs incurred with our manufacturing partner under development agreements related to technology transfer, costs incurred from license agreements with no alternative future uses, laboratory materials and supplies and an allocation of related facilities costs. We expense research and development costs as they are incurred.

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

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. At each reporting date, we assess the constraint of variable consideration and record increases in the transaction price in the period that the estimate of variable consideration changes.

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

Results of Operations

Comparison of the Year Ended December 31, 2024 and 2023

	Year Ended December 31,		Change
	2024	2023	Dollar	Percentage

Revenue	$69,300	$58,453	$10,847	19%
Cost of revenue (excluding amortization of intangible assets)	22,432	17,961	4,471	25
Amortization of intangible assets	380	380	—	—
Gross profit	46,488	40,112	6,376	16
Gross margin	67%	69%
Operating expenses:
Sales and marketing	64,648	59,681	4,967	8
General and administrative	14,722	14,887	(165)	(1)
Research and development	8,813	9,619	(806)	(8)
Total operating expenses	88,183	84,187	3,996	5
Other operating income:
Gain on sale of product line	7,580	—	7,580	NA
Loss from operations	(34,115)	(44,075)	9,960	(23)
Other (expense) income:
Interest expense	(5,290)	(5,223)	(67)	1
Other income	1,420	2,634	(1,214)	(46)
Total other expense	(3,870)	(2,589)	(1,281)	49
Loss before income tax benefit	(37,985)	(46,664)	8,679	(19)
Income tax benefit	144	—	144	NA
Net loss	$(37,841)	$(46,664)	$8,823	(19)%

Revenue

Revenue increased by $10.8 million, or 19%, to $69.3 million for the year ended December 31, 2024 from $58.5 million for the year ended December 31, 2023. The increase in revenue was primarily driven by an increase in unit sales of our products due to the addition of new customers and growing international sales. This growth was partially offset by a decrease in average selling prices caused by product mix as the share of smaller-sized units increased. During the year ended December 31, 2024, we sold 18,121 units of OviTex compared to 13,675 units of OviTex during the year ended December 31, 2023, a 33% increase in unit sales volume. Additionally, we sold 4,645 units of OviTex PRS compared to 3,544 units during the year ended December 31, 2023, a 31% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $4.5 million, or 25%, to $22.4 million for the year ended December 31, 2024 from $18.0 million for the year ended December 31, 2023. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $0.4 million for both the years ended December 31, 2024 and 2023.

Gross Margin

Gross margin decreased to 67% for the year ended December 31, 2024 from 69% for the year ended December 31, 2023. The decrease was primarily due to higher expense recognized for excess and obsolete inventory adjustments as a percentage of revenue which resulted from the introduction of newer generation products.

Sales and Marketing

Sales and marketing expenses increased by $5.0 million, or 8%, to $64.6 million for the year ended December 31, 2024 from $59.7 million for the year ended December 31, 2023. The increase was primarily due to higher compensation costs, primarily from commissions on an increased revenue base and severance costs, increased travel and consulting expense, and additional selling-related expenses related to product sampling and meeting expenses, which were partially offset by decreased marketing expenses.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 1%, to $14.7 million for the year ended December 31, 2024 from $14.9 million for the year ended December 31, 2023. The decrease was primarily due to decreases in professional fees, bad debt and insurance expense, partially offset by higher compensation costs.

Research and Development

Research and development expenses decreased by $0.8 million, or 8%, to $8.8 million for the year ended December 31, 2024 from $9.6 million for the year ended December 31, 2023. The decrease was primarily due to reduced clinical and preclinical study costs, including associated consulting expense, partially offset by higher compensation costs.

Gain on Sale of Product Line

In March 2024, we entered into an asset purchase agreement with MiMedx Group, Inc. to sell certain assets related to NIVIS. These assets mainly included our existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. We transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million during the year ended December 31, 2024.

Interest Expense

Interest expense increased by $0.1 million, or 1%, to $5.3 million for the year ended December 31, 2024 from $5.2 million for the year ended December 31, 2023 due to increases in the variable component of our interest rate.

Other Income (Expense)

Other income (expense) decreased by $1.2 million primarily due to lower interest income on cash balances and foreign currency translation adjustments.

Income Tax Benefit

We recorded a tax benefit of $0.1 million related to our foreign jurisdiction as we released a valuation allowance against our net operating loss tax asset.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash and cash equivalents of $52.7 million, working capital of $62.5 million and an accumulated deficit of $358.9 million. As of December 31, 2023, we had cash and cash equivalents of $46.7 million, working capital of $54.8 million and an accumulated deficit of $320.9 million.

On October 24, 2024, we completed an underwritten public offering of 14,670,000 shares of our common stock, including the exercise in full of the underwriters’ overallotment option to purchase additional shares of common stock, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in net proceeds of $42.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) over the subsequent two years.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2024, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales were made under the 2023 Equity Agreement or during the year ended December 31, 2024. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash used in operating activities	$(41,595)	$(40,857)	$(40,748)
Cash provided by (used in) investing activities	4,451	(599)	(1,872)
Cash provided by financing activities	43,057	46,267	40,852
Effect of exchange rate changes on cash and cash equivalents	28	164	(144)
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,941	$4,975	$(1,912)

Operating Activities

During the year ended December 31, 2024, we used $41.6 million of cash in operating activities, resulting from our net loss of $37.8 million and the change in operating assets and liabilities of $4.9 million, offset by non-cash items of $1.1 million. Our non-cash items were comprised of the gain on sale of NIVIS of $7.6 million offset by stock-based compensation expense of $4.4 million, our excess and obsolete inventory charge of $3.0 million, depreciation and amortization expense of $1.0 million and noncash interest expense of $0.6 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory, partially offset by increases in accrued expenses.

During the year ended December 31, 2023, we used $40.9 million of cash in operating activities, resulting from our net loss of $46.7 million and the change in operating assets and liabilities of $2.0 million, offset by non-cash items of $7.8 million. Our non-cash items were comprised of stock-based compensation expense of $5.0 million, our excess and obsolete inventory charge of $1.4 million, depreciation and amortization expense of $0.8 million and noncash interest expense of $0.6 million. The change in our operating assets and liabilities was primarily related to increases in accounts receivable and inventory, partially offset by increases in accrued expenses and other current and long-term liabilities.

During the year ended December 31, 2022, we used $40.7 million of cash in operating activities, resulting from our net loss of $44.3 million and the change in operating assets and liabilities of $5.3 million, offset by non-cash items of $8.9 million. Our non-cash items were comprised of stock-based compensation expense of $4.0 million, our excess and obsolete inventory charge of $1.9 million, loss on extinguishment of debt of $1.2 million, depreciation and amortization expense of $1.2 million and noncash interest expense of $0.7 million. The change in our operating assets and liabilities was primarily related to an increase in our inventory and accounts receivable, partially offset by increases in accrued expenses and other current and long-term liabilities.

Investing Activities

During the year ended December 31, 2024, cash provided by investing activities was $4.5 million, consisting of proceeds received from the sale of NIVIS of $5.4 million, partially offset by $1.0 million in purchases of property and equipment.

During the year ended December 31, 2023, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

During the year ended December 31, 2022, cash used in investing activities was $1.9 million consisting of a $1.0 million payment made for our intangible asset and purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $43.1 million, consisting primarily of $42.9 million in proceeds received from the sale of our common stock and pre-funded warrants. $0.3 million of proceeds received from the issuance of stock under the employee stock purchase plan and $0.2 million of proceeds received from the exercise of stock options, partially offset by the payment of withholding taxes related to stock-based compensation to employees.

During the year ended December 31, 2023, cash provided by financing activities was $46.3 million, consisting primarily of $46.3 million in proceeds received from the sale of our common stock and $0.1 million of proceeds received from the exercise of stock options, partially offset by the payment of withholding taxes related to stock-based compensation to employees.

During the year ended December 31, 2022, cash provided by financing activities was $40.9 million, consisting primarily of $34.4 million in proceeds from an underwritten public offering, $40.0 million in proceeds received from the issuance of long-term debt, partially offset by $30.0 million in repayments of long-term debt and $3.5 million in payments of issuance costs.

Indebtedness

On May 26, 2022, we entered into the MidCap Credit Agreement with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement provides for up to $40.0 million in MidCap Term Loans. Upon closing, we used a portion of the proceeds to fully repay borrowings under the OrbiMed Credit Facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

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

Subject to certain limitations, the MidCap Term Loans have a prepayment fee equal to 1.0% of the prepaid principal. We are also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (or in the event of a prepayment event, the amount of principal being prepaid).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	Thereafter
Principal payments on long-term debt(1)	$40,000	$—	$40,000	$—	$—
Interest and end of term charge on long-term debt(2)	12,188	4,361	7,827	—	—
Operating lease commitments(3)	3,135	580	1,127	1,178	250
Total	$55,323	$4,941	$48,954	$1,178	$250

(1)	Assumes extension of Interest-Only Period to 48 months under the MidCap Credit Facility.
(2)	Interest payable reflects the rate in effect as of December 31, 2024. The interest rate on borrowings under the MidCap Credit Facility is variable and resets monthly. End of term fee reflects final payment fee due at maturity.
(3)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2030.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.4 million increase to our interest expense for the year ended December 31, 2024.

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

The information required by this Item is set forth on pages F-1 through F-28 hereto.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 99 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

ITEM 16.           FORM 10-K SUMMARY

Not applicable.

TELA Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over the existence of inventory

As discussed in Note 3 to the consolidated financial statements, the value of inventory was $12.8 million as of December 31, 2024. To facilitate the delivery of its products to customers, the Company maintains inventory at its headquarters and several field locations throughout the country, which includes finished goods inventory consigned to others and held by sales representatives. As of December 31, 2024, the Company had $3.2 million in finished goods consigned to others.

We identified the assessment of the sufficiency of audit evidence over the existence of inventory as a critical audit matter. The geographical dispersion of inventory required subjective auditor judgment in determining the nature and extent of procedures performed over the existence of inventory, including the determination of physical locations to observe physical inventory counts.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding over the Company’s inventory process by inquiring with management and observing inventory counts for certain locations and determined where we would perform procedures. We applied auditor judgment to determine the nature and extent of procedures to be performed over the existence of inventory by evaluating:

• homogeneity of the locations

• historical inventory locations we have visited and results of prior physical counts

• amounts of inventory on-hand by location.

We evaluated the existence of inventory by performing independent test counts for all items at a certain location and comparing our counts to the Company’s records. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania
March 21, 2025

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,670	$46,729
Accounts receivable, net of allowances of $275 and $416	10,098	9,737
Inventory	12,781	13,162
Prepaid expenses and other current assets	2,522	2,098
Total current assets	78,071	71,726
Property and equipment, net	2,341	1,984
Intangible assets, net	1,739	2,119
Right-of-use assets	1,738	1,954
Other long-term assets	2,276	—
Deferred tax asset, net	140	—
Restricted cash	265	265
Total assets	$86,570	$78,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,147	$1,667
Accrued expenses and other current liabilities	13,451	15,300
Total current liabilities	15,598	16,967
Long‑term debt	41,124	40,515
Other long‑term liabilities	1,390	1,685
Total liabilities	58,112	59,167

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 39,395,712 and 24,494,675 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	39	24
Additional paid-in capital	387,059	339,655
Accumulated other comprehensive income	90	91
Accumulated deficit	(358,730)	(320,889)
Total stockholders’ equity	28,458	18,881
Total liabilities and stockholders’ equity	$86,570	$78,048

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$69,300	$58,453	$41,418
Cost of revenue (excluding amortization of intangible assets)	22,432	17,961	13,570
Amortization of intangible assets	380	380	804
Gross profit	46,488	40,112	27,044
Operating expenses:
Sales and marketing	64,648	59,681	43,252
General and administrative	14,722	14,887	13,862
Research and development	8,813	9,619	8,937
Total operating expenses	88,183	84,187	66,051
Other operating income:
Gain on sale of product line	7,580	—	—
Loss from operations	(34,115)	(44,075)	(39,007)
Other (expense) income:
Interest expense	(5,290)	(5,223)	(4,051)
Loss on extinguishment of debt	—	—	(1,228)
Other income	1,420	2,634	(10)
Total other expense, net	(3,870)	(2,589)	(5,289)
Loss before income tax benefit	$(37,985)	$(46,664)	$(44,296)
Income tax benefit	144	—	—
Net loss	(37,841)	(46,664)	(44,296)
Net loss per common share, basic and diluted	$(1.33)	$(2.04)	$(2.72)
Weighted average common shares outstanding, basic and diluted	28,526,441	22,868,663	16,267,678
Comprehensive loss:
Net loss	$(37,841)	$(46,664)	$(44,296)
Foreign currency translation adjustment	(1)	(59)	202
Comprehensive loss	$(37,842)	$(46,723)	$(44,094)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit		Total
Balance at January 1, 2022	14,529,577	$15	$250,064	$(52)	$(229,929)		$20,098
Vesting of common stock previously subject to repurchase	29	—	—	—	—		—
Vesting of restricted stock units and exercise of stock options	44,346	—	19	—	—		19
Issuance of common stock under the employee stock purchase plan	4,523	—	50	—	—		50
Shares withheld for employee taxes	(13,448)		(157)				(157)
Foreign currency translation adjustment	—	—	—	202	—		202
Stock‑based compensation expense	—	—	3,989	—	—		3,989
Sale of common stock, net of underwriting discounts, commissions and offering costs	4,600,000	4	34,396				34,400
Net loss	—	—	—	—	(44,296)		(44,296)
Balance at December 31, 2022	19,165,027	19	288,361	150	(274,225)		14,305
Vesting of restricted stock units and exercise of stock options	126,987	—	127	—	—		127
Issuance of common stock under the employee stock purchase plan	10,602	—	88	—	—		88
Shares withheld for employee taxes	(27,131)	—	(289)	—	—		(289)
Foreign currency translation adjustment	—	—	—	(59)	—		(59)
Stock‑based compensation expense	—	—	5,032	—	—		5,032
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—		46,341
Net loss	—	—	—	—	(46,664)		(46,664)
Balance at December 31, 2023	24,494,675	24	339,655	91	(320,889)	—	18,881
Vesting of restricted stock units and exercise of stock options	229,606	1	225	—	—		226
Issuance of common stock under the employee stock purchase plan	58,994	—	281	—	—		281
Shares withheld for employee taxes	(57,563)	—	(369)	—	—		(369)
Foreign currency translation adjustment	—	—	—	(1)	—		(1)
Stock‑based compensation expense	—	—	4,362	—	—		4,362
Sale of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	14,670,000	14	42,905	—	—		42,919
Net loss	—	—	—	—	(37,841)		(37,841)
Balance at December 31, 2024	39,395,712	$39	$387,059	$90	$(358,730)		$28,458

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(37,841)	$(46,664)	$(44,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	632	428	383
Noncash interest expense	609	599	657
Noncash loss on extinguishment of debt	—	—	1,228
Amortization of intangible assets	380	380	804
Net changes in operating lease ROU assets and liabilities	(99)	(49)	(36)
Inventory excess and obsolescence charge	2,955	1,414	1,866
Stock‑based compensation expense	4,362	5,032	3,989
Deferred income tax benefit	(144)	—	—
Gain on disposal of fixed assets	—	(12)	—
Gain on sale of product line	(7,580)	—	—
Change in operating assets and liabilities:
Accounts receivable, net	(762)	(3,058)	(2,421)
Inventory	(2,972)	(2,718)	(6,073)
Prepaid expenses and other current assets	227	(81)	1,216
Accounts payable	482	11	(884)
Accrued expenses and other current and long-term liabilities	(1,809)	4,177	2,399
Foreign currency transaction (gain) loss	(35)	(316)	420
Net cash used in operating activities	(41,595)	(40,857)	(40,748)
Cash flows from investing activities:
Payment for intangible asset	—	—	(1,000)
Purchase of property and equipment	(989)	(611)	(872)
Proceeds from the sale of product line	5,440	—	—
Proceeds from the sale of property and equipment	—	12	—
Net cash provided by (used in) investing activities	4,451	(599)	(1,872)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net	42,919	46,341	34,400
Proceeds from issuance of long-term debt	—	—	40,000
Repayment of long-term debt	—	—	(30,000)
Payment of debt financing costs	—	—	(3,460)
Proceeds from exercise of stock options	226	127	19
Payment of withholding taxes related to stock-based compensation to employees	(369)	(289)	(157)
Proceeds from issuance of common stock under the employee stock purchase plan	281	88	50
Net cash provided by financing activities	43,057	46,267	40,852
Effect of exchange rate on cash and cash equivalents	28	164	(144)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,941	4,975	(1,912)
Cash and cash equivalents and restricted cash, beginning of year	46,994	42,019	43,931
Cash and cash equivalents and restricted cash, end of year	$52,935	$46,994	$42,019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,071	$4,624	$3,394
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$119	$7
Operating lease ROU asset exchanged for operating lease liabilities	$—	$895	$1,376
Tenant improvement and deferred rent reclassified to operating lease liabilities	$—	$—	$380
Operating lease liabilities assumed for operating lease ROU assets	$—	$—	$1,756

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Notes to Consolidated Financial Statements

(1) Background

TELA Bio, Inc. (the “Company”) was incorporated in the state of Delaware on April 17, 2012 and wholly owns TELA Bio Limited, a company incorporated in the United Kingdom and is the ultimate parent of TELA Bio GmbH, a company incorporated in Germany through TELA Bio Limited. The Company is a commercial-stage medical technology company focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. OviTex Reinforced Tissue Matrix (“OviTex”), the Company’s first portfolio of products, addresses unmet needs in hernia repair and abdominal wall reconstruction by combining the benefits of biologic matrices and polymer materials while minimizing their shortcomings, at a cost-effective price. OviTex PRS Reinforced Tissue Matrix (“OviTex PRS”), the Company’s second portfolio of products, addresses unmet needs in plastic and reconstructive surgery. The Company’s principal corporate office and research facility is located in Malvern, Pennsylvania.

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $358.7 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

In March 2024, the Company sold its distribution rights for NIVIS Fibrillar Collagen Pack to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) over the subsequent two years.

On October 24, 2024, the Company completed an underwritten public offering of 14,670,000 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase additional shares of common stock, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in net proceeds of $42.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including, general economic uncertainty, inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes (including tariffs that have been or may in the future be imposed by the U.S. or other countries), geopolitical factors such as the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, cybersecurity events affecting or disrupting normal hospital operations, constraints on the supply of critical surgical and hospital supplies necessary to facilitate the surgical procedures in which our products are utilized, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(3) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of TELA Bio, Inc. and its wholly owned subsidiaries TELA Bio Limited and TELA Bio GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment which is focused on providing innovative soft-tissue reconstruction solutions that optimize clinical outcomes by prioritizing the preservation and restoration of the patient’s own anatomy. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM uses budget to actual forecasts and net income in assessing entity-wide operating results and deciding how to invest in the Company. The CODM is regularly provided with net loss and consolidated assets, which are reported on the consolidated statement of operations and comprehensive loss and consolidated balance sheet, respectively.

The tables below summarizes the items included within net loss regularly provided to the CODM for the years ended December 31, 2024, 2023 and 2022:

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
	2024	2023	2022
Revenue	$69,300	$58,453	$41,418
Cost of revenue (excluding amortization of intangible assets)	22,432	17,961	13,570
Amortization of intangible assets	380	380	804
Gross profit	46,488	40,112	27,044
Sales and marketing:
Sales and sales management	44,132	35,469	13,657
International	5,072	3,916	1,191
Other sales and marketing (a)	15,444	20,296	28,404
Total sales and marketing	64,648	59,681	43,252
General and Administrative:
Finance and Legal	7,503	7,715	6,461
Other General and administrative (b)	7,219	7,172	7,401
Total general and administrative	14,722	14,887	13,862
Research and Development:
Clinical	4,068	3,891	1,064
Regulatory and quality	1,452	2,189	1,493
Other research and development (c)	3,293	3,539	6,380
Total research and development	8,813	9,619	8,937
Gain on sale of product line	7,580	—	—
Other segment items (d)	(3,726)	(2,589)	(5,289)
Net loss	$(37,841)	$(46,664)	$(44,296)

(a) Other sales and marketing includes strategy, analytics and allocated facility expenses.
(b) Other general and administrative includes executive, human resources, information technology and allocated facility expenses.
(c) Other research and development includes engineering and allocated facility expenses.

(d) Other segment items include other operating income and other expenses as disclosed in the consolidated statements of operations and comprehensive loss; interest expense, loss on extinguishment of debt, other income and income tax benefit.

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

Following the events relating to Silicon Valley Bank in 2023, the Company established an additional redundant account with another high-credit-quality financial institution to mitigate liquidity risk to our cash and cash equivalents from any further instability in the financial industry.

As described in Note 12, the Company has licensed patents and other intellectual property from Aroa Biosurgery Ltd. (“Aroa”). As part of this agreement, Aroa is also the exclusive contract manufacturer of the Company’s OviTex portfolio of products. The inability of Aroa to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with Aroa, or an adverse change in their business, could materially impact future operating results.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table presents a reconciliation of all captions of cash, cash equivalents and restricted cash reported on the balance sheets that sum to the total of those same amounts shown in the statements of cash flows.

	December 31,
	2024	2023
Cash and cash equivalents	$52,670	$46,729
Restricted cash	265	265
Total cash and cash equivalents and restricted cash shown in Statement of cash flows	$52,935	$46,994

Inventory

Inventory consists of purchased materials, primarily finished goods and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$12,645	$13,102
Raw materials	136	60
Total inventory	$12,781	$13,162

The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. To facilitate the delivery of its products to customers, the Company maintains inventory at its headquarters and several field locations throughout the country, which includes finished goods inventory consigned to others and held by sales representatives. As of December 31, 2024 and 2023, the Company had $3.2 million and $3.0 million, respectively, in finished goods consigned to others.

Property and Equipment

Property and equipment are stated at the aggregate cost incurred to acquire and place the asset in service. Expenditures for routine maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. In 2024, 2023

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

and 2022, the Company recorded $0.4 million, $0.4 million and $0.8 million of amortization expense, respectively, related to intangible assets. At December 31, 2024, the remaining life of intangible assets was 4.6 years. The Company anticipates recognizing amortization expense of $0.4 million in each of the next four years and $0.2 million thereafter.

Leases

The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

Operating leases are included as a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2024, 2023 or 2022.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2024	2023	2022
OviTex	$45,925	$39,416	$28,879
OviTex PRS	22,745	18,736	12,431
Other	630	301	108
Total revenue	$69,300	$58,453	$41,418

Sales outside of the U.S. were $10.3 million, or 15%, of total revenue for the year ended December 31, 2024, $6.1 million or 10% of total revenue for the year ended December 31, 2023 and $3.2 million or 8% of total revenue for the year ended December 31, 2022.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Cash equivalents – money market fund	$48,131	$—	$—

December 31, 2023:
Cash equivalents – money market fund	$41,561	$—	$—

Allowance for credit losses

The following table presents a rollforward of the allowance of credit losses (in thousands):

	Balance at Beginning of Period	Bad Debt Expense Recognized	Write-offs of Uncollectible Balances	Balance at End of Period
Year ended December 31, 2022	$(52)	(116)	25	$(143)
Year ended December 31, 2023	$(143)	(306)	33	$(416)
Year ended December 31, 2024	$(416)	(65)	206	$(275)

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

	Year ended December 31,
	2024	2023	2022
Stock options	2,119,183	2,162,453	2,071,848
Unvested restricted stock units	948,788	907,203	311,991
Common stock warrants	88,556	88,556	88,556
Total	3,156,527	3,158,212	2,472,395

Due to their nominal exercise price of $0.0001 per share, the outstanding pre-funded warrants are considered common stock equivalents and are included in the calculation of weighted-average shares of common stock outstanding from the October 24, 2024 closing date.

Recently Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period. See note 3 for additional disclosures related to the adoption of this ASU.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2024	2023
Lab equipment	5 Years	$2,968	$2,883
Furniture and fixtures	5 Years	366	284
Computer equipment and software	3 Years	733	645
Leasehold improvements	Lesser of useful life or lease term	2,934	2,507
Total		7,001	6,319
Less accumulated depreciation and amortization		(4,660)	(4,335)
Property and equipment, net		$2,341	$1,984

The cost of property and equipment at both December 31, 2024 and 2023 includes $0.2 million of equipment located at Aroa. Depreciation expense was $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and related benefits	$7,343	$9,216
Third-party and professional fees	2,493	2,828
Amounts due to contract manufacturer	2,095	2,024
Current portion of operating lease liabilities	545	565
Research and development expenses	20	140
Other	955	527
Total accrued expenses and other current liabilities	$13,451	$15,300

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(6) Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
MidCap term loan	$40,000	$40,000
Exit fee	2,000	2,000
Unamortized exit fee and issuance costs	(876)	(1,485)
Long-term debt	$41,124	$40,515

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent, and certain lender parties thereto. The MidCap Credit Agreement consists of $40.0 million in a term loan. Upon closing, the Company used a portion of the proceeds to repay borrowings under a previous credit facility.

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

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 1.0% of the prepaid principal amount. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid). The exit fee has been accounted for as an additional debt issuance cost and is being amortized to interest expense over the term of the MidCap term loan. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2024 was $5.3 million, of which $0.6 million was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2023 was $5.2 million, of which $0.6 million was related to the amortization of debt issuance costs. Interest expense associated with the

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

MidCap Credit Facility recorded for the year ended December 31, 2022 was $2.6 million, of which $0.4 million was related to the amortization of debt issuance costs.

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

On October 24, 2024, the Company completed an underwritten public offering of 14,670,000 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase additional shares of common stock, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in net proceeds of $42.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Warrants

There have been no exercises or cancellations of warrants during the year ended December 31, 2024. The Company had the following warrants outstanding at December 31, 2024:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Pre-funded common stock warrants	5,800,000	0.0001	NA
	5,888,556

On October 24, 2024, in connection with the underwritten public offering, the Company granted pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The common stock and pre-funded warrants each met the criteria for equity classification. Accordingly, the amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

(8) Sale of Product Line

In March 2024, the Company entered into an Asset Purchase Agreement (“APA”) with MiMedx Group, Inc. (“MDXG”) to sell certain assets (the “Transaction”) related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly included the Company’s existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. MDXG assumed the Company’s existing supply agreements, including the minimum obligations for NIVIS that the Company entered into in 2022 ahead of the initial sales of NIVIS. In exchange for entering into the Transaction, the Company received an initial $5.0 million upfront payment and is entitled to receive future revenue-sharing payments based on the net sales of NIVIS (now marketed as HELIOGEN) during the first two years following its launch by MDXG, which revenue-sharing payments would range from a minimum of $3.0 million to a maximum of $7.0 million in the aggregate. In addition, $0.4 million of consideration was received for existing NIVIS inventory on-hand. Any consideration in excess of $3.0 million up to $7.0 million is considered variable consideration that is fully constrained.

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principals of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024. At December 31, 2024, $0.1 million of this amount had been collected. The remaining receivable included $0.6 million recorded as the current portion in prepaid expenses and other assets in the consolidated balance sheet and $2.3 million recorded as the long-term portion in other long-term assets in the consolidated balance sheet. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the year ended December 31, 2024, no changes were made to the variable consideration.

(9) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At December 31, 2024, 1,345,582 shares of common stock were available for future issuances under the Plan.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Sales and marketing	$1,293	$1,824	$1,373
General and administrative	2,429	2,478	2,029
Research and development	640	730	587
Total stock‑based compensation	$4,362	$5,032	$3,989

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2022	1,706,409	$11.88
Granted	450,410	10.24
Exercised	(3,563)	5.51
Canceled/forfeited	(81,408)	13.13
Outstanding at December 31, 2022	2,071,848	$11.49
Granted	212,960	10.50
Exercised	(25,428)	5.00
Canceled/forfeited	(96,927)	11.25
Outstanding at December 31, 2023	2,162,453	$11.48
Granted	259,900	6.86
Exercised	(38,431)	5.88
Canceled/forfeited	(264,739)	12.24
Outstanding at December 31, 2024	2,119,183	$10.92	5.87
Vested and expected to vest at December 31, 2024	2,096,063	$10.95	5.84
Exercisable at December 31, 2024	1,653,664	$11.48	5.16

Included in outstanding options at December 31, 2024, were 313,149 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At December 31, 2024, the aggregate intrinsic value of both outstanding options and exercisable options was $0.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted average grant-date fair value per share of options granted was $4.67, $7.19 and $6.55 for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised was $41,000, $0.1 million and $16,000 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $2.3 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.0 years.

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

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Expected volatility	73.2%	74.3%	69.6%
Risk‑free interest rate	4.29%	3.99%	2.55%
Expected term (in years)	6.14	6.15	6.20

Restricted Stock Units

The Company has issued service-based and performance-based restricted stock units (“RSUs”). Vesting of the service-based RSUs is based on the terms in each award agreement and is generally over four years. Vesting of the performance-based RSUs is subject to continued service through 2026 and the achievement of certain performance milestones for fiscal year 2026. The amount of performance-based RSUs that will vest can range from 0% to 110% of the original number of RSUs granted. Expense for the performance-based RSUs is not recognized until the performance conditions are deemed probable of achievement. The Company has not recorded any expense related to the performance-based RSUs as the performance conditions are not deemed to be probable of achievement.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2022	163,043
Granted	197,950
Vested	(40,783)
Canceled/forfeited	(8,219)
Outstanding at December 31, 2022	311,991
Granted	479,585
Vested	(101,559)
Canceled/forfeited	(32,963)
Outstanding at December 31, 2023	657,054
Granted	421,725
Vested	(191,175)
Canceled/forfeited	(155,316)
Outstanding at December 31, 2024	732,288

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2023	—
Granted	250,149
Vested	—
Canceled/forfeited	—
Outstanding at December 31, 2023	250,149
Granted	—
Vested	—
Canceled/forfeited	(33,649)
Outstanding at December 31, 2024	216,500

Included in outstanding RSUs at December 31, 2024, were 97,409 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $6.54, $10.25 and $11.21 during the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value of RSUs outstanding was $2.9 million, $6.0 million and $3.6 million at December 31, 2024, 2023 and 2022, respectively. The total unrecognized compensation expense at December 31, 2024 related to RSUs was $4.0 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.4 years.

(10) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary contributions made by the Company, if any, are determined annually by the board of directors. The Company matches 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The Company’s contributions were $0.6 million, $0.5 million and $0.4 million for the years ended December

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

31, 2024, 2023 and 2022, respectively. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2024, 567,243 shares were available for future issuance under the ESPP. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions. As of December 31, 2024, 2023 and 2022, 58,994, 10,602 and 4,523 shares, respectively, were issued under the ESPP.

(11) Income Taxes

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Components of the Company’s current and deferred income tax expense or benefit for the period consisted of a tax benefit of $0.1 million recorded related to its foreign jurisdiction recognized in the year ended December 31, 2024. No benefit or expense was recognized during the years ended December 31, 2023 or 2022.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$66,265	$61,427
Capitalized research and development expenses	6,185	4,845
Stock-based compensation	1,604	2,300
Accrued expenses and other	1,193	1,235
Lease liability	478	557
Research and development credits	830	830
Inventory reserve	432	289
Interest expense carryforward	691	523
Gross deferred tax asset before valuation allowance	77,678	72,006
Less: valuation allowance	(76,782)	(71,086)
Total deferred tax asset	896	920
Deferred tax liabilities
Depreciation and amortization	(326)	(436)
Right of use asset	(430)	(484)
Gross deferred tax liability	(756)	(920)
Net deferred tax asset	$140	$—

The Company does not have unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

	December 31,
	2024	2023
NOL carryforwards
Federal	$266,655	$239,417
State	218,944	196,132

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2026 for state income tax purposes yet $187.3 million of the federal NOL carryforwards have no expiration. The Company recorded a valuation allowance on the majority of its deferred tax assets as of December 31, 2024 and 2023 because of the uncertainty of their realization. The valuation allowance increased by $5.7 million and $10.9 million for the years ended December 31, 2024 and 2023, respectively, mainly due to losses incurred.

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

A reconciliation of income tax benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows:

	Year ended December 31,
	2024	2023	2022
Rate reconciliation
Federal tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State rate, net of federal benefit	2.0	(3.1)	(3.1)
Permanent differences	0.9	0.7	0.6
Research and development	—	(0.4)	—
Change in valuation allowance	15.0	23.4	23.4
Stock compensation true-up	3.1	—	—
Other	(0.4)	0.4	0.1
Total tax provision	(0.4)%	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the United Kingdom. Tax years 2021 and forward remain open for examination for federal and the Company’s more significant state tax jurisdictions. Carryforward attributes from prior years may be adjusted upon examination by taxing authorities if used in an open period.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(12) Commitments and Contingencies

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

Agreements with Aroa

In August 2012, the Company entered into a License, Product Development, and Supply Umbrella Agreement (“Aroa Agreement”) with Aroa. The Aroa Agreement provides the Company a license to patent rights and other intellectual property related to Aroa’s products and technologies for use in certain indications and expires on the expiration of the last patent covering the products (currently March 9, 2031). The Company has the right to extend the term of the agreement by an additional 10 years following the expiration of the last patent covering the products on commercially reasonable terms to be negotiated by the parties. This agreement initially limited the Company’s license rights to the U.S. but was subsequently amended in March 2013 to include certain countries in Europe including the United Kingdom and members of the European Union and certain former Union of Soviet Socialist Republic satellite nations. The Aroa Agreement required payments aggregating up to $4.0 million upon the achievement of U.S. and European cumulative product sales targets. All amounts have been paid.

Other key terms of the amended Aroa agreement in addition to those disclosed above are as follows:

●	We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, subject to a true-up adjustment, results in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex inguinal hernia repair (“IHR”) product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR.
●	The transfer price and the quarterly true-up amount continued to equal 27% of Company’s net sales of licensed products, with the exception of the IHR products, where the total amount payable to Aroa will at least equal the aggregate transfer pricing paid to Aroa for such products during the applicable calendar year.
●	Provisions exist for the Company to step in and operate Aroa’s plant if a supply failure occurs and is not cured within a set timeframe. Under the amended agreement, the criteria for a supply failure was modified to mean a failure by Aroa to timely supply, during any consecutive 60-day period, at least 75% of the products ordered by the Company under binding purchase orders. During the period that the Company steps in and assumes manufacturing responsibility, the Company shall pay a royalty of 6% of net sales in lieu of 27% of net sales of the licensed products.

Research and Development Agreements

As of December 31, 2024, the Company had $1.8 million in milestone payments related to certain research and development arrangements which are currently deemed not probable as the timing and likelihood of such payments are not known with certainty.

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

The Company recognized $0.5 million of lease cost during the year ended December 31, 2024 and $0.3 million of lease cost during both of the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. As of December 31, 2024, the remaining lease term for the Malvern Lease is 5.4 years.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 (in thousands):

2025	$580
2026	557
2027	570
2028	583
2029	595
Thereafter	250
Total undiscounted future minimum lease payments	$3,135
Less imputed interest	(1,200)
Total operating lease liabilities	$1,935

As of December 31, 2024, $0.5 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.4 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
3.2	Third Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 30, 2020).

4.3	Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
4.4

First Amendment and Joinder to Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 23, 2024).
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
10.11

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2022).

10.12

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (time-based vesting) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2022).

10.13

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).

10.14	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.15	Amendment No. 1 to TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.16	Form of TELA Bio, Inc. Inducement Award Agreement for Non-Qualified Stock Option (incorporated by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.17	Form of TELA Bio, Inc. Inducement Award Agreement for Restricted Stock Unit (incorporated by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.18	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (filed herewith).
10.19

Amended and Restated Employment Agreement, dated October 25, 2019, by and between the Company and Antony Koblish (incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.20

Employment Agreement, dated January 17, 2020, by and between the Company and Peter Murphy (incorporated by reference to exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 30, 2020).

10.21

Employment Agreement, dated August 27, 2021, by and between the Company and Roberto Cuca (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 27, 2021).

10.22

Employment Agreement, dated September 15, 2020, by and between the Company and Paul Talmo (incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 23, 2022).

10.23

Employment Agreement, dated August 3, 2023, by and between the Company and Gregory Firestone (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

10.24

Letter Agreement, dated May 20, 2024, by and between the Company and Gregory Firestone (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

10.25

Credit and Security Agreement, dated as of May 26, 2022, by and among TELA Bio, Inc., MidCap Financial Trust and the lenders from time to time party thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2022).

10.26

Amendment No. 1 to Credit and Security Agreement, dated as of October 18, 2023, by and among TELA Bio, Inc., MidCap Financial Trust and the lenders from time to time party thereto (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on March 22, 2024).

10.27*

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

10.30*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 27, 2019, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.22 on the Company’s Annual Report on Form 10-K filed on March 30, 2020).

10.31*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated February 15, 2020, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.2 on the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.32*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 13, 2020, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 22, 2024).

10.33*

Addendum to the Second Amended and Restated License, Product Development and Supply Umbrella Agreement, dated August 1, 2024, by and between the Company and Aroa Biosurgery Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2024).

10.34

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

10.36

Second Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated January 17, 2018 (incorporated by reference to exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).

10.37

Third Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated December 22, 2020 (incorporated by reference to exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on March 25, 2021).

10.38

Fourth Amendment to Lease between the Company and WPT Land 2 LP (as successor in interest to Liberty Property Limited Partnership), dated October 18, 2023 (incorporated by reference to exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on March 22, 2024).

10.39	Equity Distribution Agreement, dated November 13, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).
19.1	TELA Bio, Inc. Insider Trading Policy (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	TELA Bio, Inc. Compensation Recovery Policy (incorporated by reference to exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 22, 2024).
101 INS	Inline XBRL Instance Document (filed herewith).
101 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELA BIO, INC.

By:	/s/ ANTONY KOBLISH
Name: Antony Koblish
Title: President, Chief Executive Officer and Director Date: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2025
Antony Koblish

/s/ ROBERTO CUCA	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 21, 2025
Roberto Cuca

/s/ MEGAN SMEYKAL	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 21, 2025
Megan Smeykal

/s/ DOUG EVANS	Chairman, Board of Directors	March 21, 2025
Doug Evans

/s/ KURT AZARBARZIN	Director	March 21, 2025
Kurt Azarbarzin

/s/ JEFFREY BLIZARD	Director	March 21, 2025
Jeffrey Blizard

/s/ VINCE BURGESS	Director	March 21, 2025
Vince Burgess

/s/ LISA COLLERAN	Director	March 21, 2025
Lisa Colleran

/s/ FEDERICA O’BRIEN	Director	March 21, 2025
Federica O’Brien