Form 10-Q
period 2025-03-31
TELA Bio, Inc.
filed 2025-05-08
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 39,554,989 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the U.S. and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	any decrease in frequency of surgical procedures using our products, whether through outbreak of illness or disease, cybersecurity events impacting hospital operations, potential hospital closures, labor and hospital staffing shortages, supply chain disruptions to critical surgical and hospital supplies, and any applicable adverse healthcare economic factors;
●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,833	$52,670
Accounts receivable, net of allowances of $267 and $275	10,557	10,098
Inventory	13,533	12,781
Prepaid expenses and other current assets	2,822	2,522
Total current assets	69,745	78,071
Property and equipment, net	2,201	2,341
Intangible assets, net	1,644	1,739
Right-of-use assets	1,678	1,738
Other long-term assets	1,626	2,276
Deferred tax asset, net	92	140
Restricted cash	265	265
Total assets	$77,251	$86,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,002	$2,147
Accrued expenses and other current liabilities	12,534	13,451
Total current liabilities	16,536	15,598
Long‑term debt	41,275	41,124
Other long‑term liabilities	1,317	1,390
Total liabilities	59,128	58,112

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 39,554,771 and 39,395,712 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	40	39
Additional paid-in capital	387,986	387,059
Accumulated other comprehensive income	91	90
Accumulated deficit	(369,994)	(358,730)
Total stockholders’ equity	18,123	28,458
Total liabilities and stockholders’ equity	$77,251	$86,570

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$18,520	$16,603
Cost of revenue (excluding amortization of intangible assets)	5,913	5,172
Amortization of intangible assets	95	95
Gross profit	12,512	11,336
Operating expenses:
Sales and marketing	16,608	17,520
General and administrative	3,836	3,829
Research and development	2,540	2,393
Total operating expenses	22,984	23,742
Other operating income:
Gain on sale of product line	—	7,580
Loss from operations	(10,472)	(4,826)
Other (expense) income:
Interest expense	(1,219)	(1,332)
Other income	479	497
Total other expense, net	(740)	(835)
Loss before income tax expense	(11,212)	(5,661)
Income tax expense	(52)	—
Net loss	$(11,264)	$(5,661)
Net loss per common share, basic and diluted	$(0.25)	$(0.23)
Weighted average common shares outstanding, basic and diluted	45,267,020	24,579,386
Comprehensive loss:
Net loss	$(11,264)	$(5,661)
Foreign currency translation adjustment	1	6
Comprehensive loss	$(11,263)	$(5,655)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units and exercise of stock options	198,280	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	27,318	—	60	—	—	60
Shares withheld for employee taxes	(66,539)	—	(177)	—	—	(177)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	1,044	—	—	1,044
Net loss	—	—	—	—	(11,264)	(11,264)
Balance at March 31, 2025	39,554,771	$40	$387,986	$91	$(369,994)	$18,123

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of share-based awards and exercise of stock options	178,233	1	219	—	—	220
Issuance of common stock under the employee stock purchase plan	27,969	—	164	—	—	164
Shares withheld for employee taxes	(46,938)	—	(328)	—	—	(328)
Foreign currency translation adjustment	—	—	—	6	—	6
Stock‑based compensation expense	—	—	1,102	—	—	1,102
Net loss	—	—	—	—	(5,661)	(5,661)
Balance at March 31, 2024	24,653,939	$25	$340,812	$97	$(326,550)	$14,384

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,264)	$(5,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	172	139
Noncash interest expense	151	151
Amortization of intangible assets	95	95
Net changes in operating lease ROU assets and liabilities	(26)	(22)
Inventory excess and obsolescence charge	630	560
Stock‑based compensation expense	1,044	1,102
Gain on sale of product line	—	(7,580)
Deferred income tax expense	52	—
Change in operating assets and liabilities:
Accounts receivable, net	(402)	(234)
Inventory	(1,346)	(1,430)
Prepaid expenses and other current assets	180	479
Accounts payable	1,853	1,515
Accrued expenses and other current and long-term liabilities	(930)	(3,474)
Foreign currency transaction loss (gain)	66	(24)
Net cash used in operating activities	(9,725)	(14,384)
Cash flows from investing activities:
Purchase of property and equipment	(32)	(304)
Proceeds from the sale of product line	170	5,000
Net cash provided by investing activities	138	4,696
Cash flows from financing activities:
Proceeds from exercise of stock options	1	220
Payment of withholding taxes related to stock-based compensation to employees	(177)	(328)
Proceeds from issuance of common stock under the employee stock purchase plan	60	164
Net cash (used in) provided by financing activities	(116)	56
Effect of exchange rate on cash and cash equivalents	(134)	46
Net decrease in cash and cash equivalents and restricted cash	(9,837)	(9,586)
Cash and cash equivalents and restricted cash, beginning of period	52,935	46,994
Cash and cash equivalents and restricted cash, end of period	$43,098	$37,408
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,370	$1,181
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$176

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $370.0 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including, general economic slowdown or recession, inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical factors such as the ongoing Russia-Ukraine conflict, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, cybersecurity events affecting or disrupting normal hospital operations, potential hospital closures, constraints on the supply of critical surgical and hospital supplies necessary to facilitate the surgical procedures in which our products are utilized, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the U.S. as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’ equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. The unaudited interim

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM uses budget to actual forecasts and net income in assessing entity-wide operating results and deciding how to invest in the Company. The CODM is regularly provided with net loss and consolidated assets, which are reported on the consolidated statement of operations and comprehensive loss and consolidated balance sheet, respectively.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The tables below summarizes the items included within net loss regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Revenue	$18,520	$16,603
Cost of revenue (excluding amortization of intangible assets)	5,913	5,172
Amortization of intangible assets	95	95
Gross profit	12,512	11,336
Sales and marketing:
Sales and sales management	11,614	11,567
International	1,357	1,405
Other sales and marketing (a)	3,637	4,548
Total sales and marketing	16,608	17,520
General and Administrative:
Finance and Legal	1,951	2,021
Other General and administrative (b)	1,885	1,808
Total general and administrative	3,836	3,829
Research and Development:
Clinical	939	1,139
Regulatory and quality	440	367
Other research and development (c)	1,161	887
Total research and development	2,540	2,393
Gain on sale of product line	—	7,580
Other segment items (d)	(792)	(835)
Net loss	$(11,264)	$(5,661)

(a) Other sales and marketing includes strategy, analytics and allocated facility expenses.
(b) Other general and administrative includes executive, human resources, information technology and allocated facility expenses.
(c) Other research and development includes engineering and allocated facility expenses.

(d) Other segment items include other operating income and other expenses as disclosed in the consolidated statements of operations and comprehensive loss; interest expense, other income and income tax expense.

Restricted Cash

Restricted cash represents an amount held in an escrow deposit account, securing a letter of credit for the Company’s office lease.

The following table presents a reconciliation of all captions of cash, cash equivalents and restricted cash reported on the balance sheets that sum to the total of those same amounts shown in the statements of cash flows.

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$42,833	$37,143
Restricted cash	265	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$43,098	$37,408

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended March 31,
	2025	2024
OviTex	$12,109	$10,535
OviTex PRS	6,044	5,945
Other	367	123
Total revenue	$18,520	$16,603

Sales outside of the U.S. were $2.6 million and $2.3 million, respectively, for the three months ended March 31, 2025 and 2024.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Cash equivalents – money market fund	$40,135	$—	$—

December 31, 2024:
Cash equivalents – money market fund	$48,131	$—	$—

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

	Three months ended March 31,
	2025	2024
Stock options	2,535,298	2,281,313
Unvested restricted stock units	1,211,483	1,079,141
Common stock warrants	88,556	88,556
Total	3,835,337	3,449,010

In October 2024, in connection with an underwritten public offering, the Company granted pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

each pre-funded warrant. Due to their nominal exercise price of $0.0001 per share, the outstanding pre-funded warrants are considered common stock equivalents and are included in the calculation of weighted-average shares of common stock.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and related benefits	$5,496	$7,343
Third-party and professional fees	3,040	2,493
Amounts due to contract manufacturer	2,306	2,095
Current portion of operating lease liabilities	532	545
Research and development expenses	48	20
Other	1,112	955
Total accrued expenses and other current liabilities	$12,534	$13,451

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
MidCap term loan	$40,000	$40,000
Exit fee	2,000	2,000
Unamortized exit fee and issuance costs	(725)	(876)
Long-term debt	$41,275	$41,124

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

Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2025 was $1.2 million, of which $0.2 million, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2024 was $1.3 million of which $0.2 million was related to the amortization of debt issuance costs.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales were made under the Equity Agreement during the three months ended March 31, 2025 or 2024.

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2025:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Pre-funded common stock warrants	5,800,000	0.0001	NA
	5,888,556

There have been no grants, exercises or cancellations of warrants during the three months ended March 31, 2025.

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $0.3 million of this amount had been collected as of March 31, 2025. The remaining receivable included $1.1 million recorded as the current portion in prepaid expenses and other assets in the consolidated balance sheet and $1.6 million recorded as the long-term portion in other long-term assets in the consolidated balance sheet at March 31, 2025. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three months ended March 31, 2025, no changes were made to the variable consideration.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan. New awards can only be granted under the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). At March 31, 2025, 525,112 shares of common stock were available for future issuances under the Plan. The Plan is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the lesser of (i) 432,442 shares, (ii) 4% of the shares outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares as determined by the board of directors. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2025	2024
Sales and marketing	$284	$373
General and administrative	611	573
Research and development	149	156
Total stock‑based compensation	$1,044	$1,102

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2025	2,119,183	$10.92
Granted	434,800	2.72
Exercised	—	—
Canceled/forfeited	(18,685)	10.21
Outstanding at March 31, 2025	2,535,298	$9.52	6.33
Vested and expected to vest at March 31, 2025	2,474,480	$9.65	6.25
Exercisable at March 31, 2025	1,745,555	$11.36	5.06

Included in outstanding options at March 31, 2025 were 301,108 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At March 31, 2025, the aggregate intrinsic value of both outstanding options and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $1.85 during the three months ended March 31, 2025. The aggregate intrinsic value of options exercised was $0 for the three months ended March 31, 2025. At March 31, 2025, the total unrecognized compensation expense related to unvested employee and nonemployee stock

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

option awards was $2.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.7 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Three months ended March 31,
2025
Expected dividend yield	—
Expected volatility	73.1%
Risk‑free interest rate	4.31%
Expected term (in years)	6.09

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	732,288
Granted	484,950
Vested	(198,280)
Canceled/forfeited	(23,975)
Outstanding at March 31, 2025	994,983

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	216,500
Granted	—
Vested	—
Canceled/forfeited	—
Outstanding at March 31, 2025	216,500

Included in outstanding RSUs at March 31, 2025 were 98,521 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $2.78 during the three months ended March 31, 2025. The aggregate intrinsic value of RSUs outstanding was $1.5 million at March 31, 2025. The total unrecognized compensation expense at March 31, 2025 related to RSUs was $4.5 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report filed with the SEC on March 21, 2025. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our second portfolio of products, the OviTex PRS Reinforced Tissue Matrix, (“OviTex PRS”) which we first commercialized in the U.S. in May 2019, addresses unmet needs in plastic and reconstructive surgery. OviTex PRS is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. Our OviTex PRS portfolio consists of three product configurations with two or three layers of high-quality tissue derived from ovine rumen, which is reinforced with either permanent or resorbable polymer for added strength, stabilization, and controlled stretch. These products are designed to improve outcomes by facilitating functional tissue remodeling while controlling the degree and direction of stretch. OviTex PRS Long-Term Resorbable, our most recent product configuration, launched in August 2023, and was designed to enhance the OviTex PRS portfolio with specific design features including bi-directional stretch and a fully resorbable, long-term polymer for reinforcement. In March 2025, we announced the U.S. launch of larger sizes of OviTex PRS, which we believe may reduce the need for multiple smaller pieces and have the potential to simplify more complex plastic and reconstructive procedures.

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

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration, (“FDA”) which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. In May 2024, we received clearance of a Special 510(k) related to minor changes to our OviTex PRS Permanent and Short-Term Resorbable devices. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. In December 2024, we received clearance of a Special 510(k) related to two new additional large size product offerings in our OviTex PRS portfolio.

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

We primarily market our products through a single direct sales force, predominantly in the U.S., with a small number of sales representatives in the United Kingdom and European Union, and also utilize a smaller number of independent contractors and distributors in the United States and certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of March 31, 2025, we had 76 sales territories in the U.S. and 13 sales territories in Europe. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) in the United States covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts for all products we commercialize.

We are currently devoting research and development resources to develop additional variations of our OviTex and OviTex PRS products, including the development of OviTex configurations with longer-acting resorbable polymers and other potential product and packaging enhancements to extend the shelf life of our products. In addition, we also continue to explore the development of lower-cost, higher-margin resorbable polymer-based devices targeting our current indications. We are also exploring additional technologies that may complement our existing products, or expand the number of our products, in each case within the hernia, plastic and reconstruction, and broader soft-tissue reconstruction market. We intend to continue to make investments in research and development efforts to develop improvements and enhancements to our product portfolio.

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $1.9 million, or 12%, from $16.6 million for the three months ended March 31, 2024 to $18.5 million for the three months ended March 31, 2025. Our net loss increased by $5.6 million, or 99%, from $5.7 million for the three months ended March 31, 2024 to $11.3 million for the three months ended March 31, 2025. The three months ended March 31, 2024 included a recognized gain of $7.6 million on the sale of NIVIS to the MiMedx Group, Inc. We have not been profitable since inception and as of March 31, 2025, we had an accumulated deficit of $370.0 million. We expect to incur losses for the foreseeable future.

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

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, increasing interest rates, further economic downturn or banking instability, monetary policy, changes in trade policies (including the imposition of tariffs and trade protection measures), changes and geopolitical issues, including the ongoing Russia-Ukraine conflict, the current conflict in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

Imposition of Tariffs on Import of Product: Our OviTex and OviTex PRS products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. As of the date of this report, the U.S. has imposed a 10% tariff on imports from New Zealand, including on the import of medical devices. While the terms of our agreement with Aroa provide that each of Aroa and our company will share equally the cost of the tariffs, the cost to cover such tariffs could lead us to increase the price of certain of our products, which may adversely impact demand for our products and competitive positioning.

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

Components of Our Results of Operations

Revenue

The majority of our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. Recent revenue growth has been driven by increasing revenue from product sales due to our expanding customer base and deeper penetration across procedures in existing customer accounts, although macroeconomic pressures described in this Quarterly Report may impair our ability to continue to generate revenue, expand our customer base, and increase utilization of our products in existing customer accounts at historic rates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percentage

Revenue	$18,520	$16,603	$1,917	12%
Cost of revenue (excluding amortization of intangible assets)	5,913	5,172	741	14
Amortization of intangible assets	95	95	—	—
Gross profit	12,512	11,336	1,176	10
Gross margin	68%	68%
Operating expenses:
Sales and marketing	16,608	17,520	(912)	(5)
General and administrative	3,836	3,829	7	0
Research and development	2,540	2,393	147	6
Total operating expenses	22,984	23,742	(758)	(3)
Other operating income:
Gain on sale of product line	—	7,580	(7,580)	(100)
Loss from operations	(10,472)	(4,826)	(5,646)	117
Other (expense) income:
Interest expense	(1,219)	(1,332)	113	(8)
Other income	479	497	(18)	(4)
Total other expense, net	(740)	(835)	95	(11)
Loss before income tax expense	(11,212)	(5,661)	(5,551)	98
Income tax expense	(52)	—	(52)	NA
Net loss	$(11,264)	$(5,661)	$(5,603)	99%

Revenue

Revenue increased by $1.9 million, or 12%, to $18.5 million for the three months ended March 31, 2025 from $16.6 million for the three months ended March 31, 2024. The increase in revenue was primarily driven by an increase in unit sales of our hernia products, which resulted in the addition of new customers and growing international sales. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. During the three months ended March 31, 2025, we sold 4,992 units of OviTex as compared to 3,857 units of OviTex during the three months ended March 31, 2024, a 29% increase in unit sales volume. Additionally, we sold 1,170 units of OviTex PRS during the three months ended March 31, 2025 as compared to 1,203 units during the three months ended March 31, 2024, a 3% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.7 million, or 14%, to $5.9 million for the three months ended March 31, 2025 from $5.2 million for the three months ended March 31, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended March 31, 2025 and 2024.

Gross Margin

Gross margin was 68% for both the three months ended March 31, 2025 and 2024.

Sales and Marketing

Sales and marketing expenses decreased by $0.9 million, or 5%, to $16.6 million for the three months ended March 31, 2025 from $17.5 million for the three months ended March 31, 2024. The decrease was primarily due to lower compensation costs from a decrease in headcount and lower consulting and travel expenses which were partially offset by higher commission expense on an increased revenue base.

General and Administrative

General and administrative expenses remained flat at $3.8 million for both the three months ended March 31, 2025 and 2024. Lower compensation, benefits and insurance expense offset higher professional fees and outside services.

Research and Development

Research and development expenses increased by $0.1 million, or 6%, to $2.5 million for the three months ended March 31, 2025 from $2.4 million for the three months ended March 31, 2024. The increase was primarily due to higher study and development costs which were partially offset by lower compensation and benefits from a lower headcount.

Interest Expense

Interest expense decreased by $0.1 million or 8% to $1.2 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024 due to a decrease in our variable component of our interest rate.

Other Income

Other income remained flat at $0.5 million for both the three months ended March 31, 2025 and 2024.

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

Income Tax Expense

We recorded deferred tax expense of $0.1 million for the three months ended March 31, 2025 related to our foreign jurisdiction. No tax expense was recorded during the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had cash and cash equivalents of $42.8 million, working capital of $53.2 million and an accumulated deficit of $370.0 million. As of December 31, 2024, we had cash and cash equivalents of $52.7 million, working capital of $62.5 million and an accumulated deficit of $358.7 million.

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

In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future revenue-share payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) over the subsequent two years. Revenue-share payments commenced after the third quarter of 2024. At March 31, 2025, $0.3 million of this amount had been collected.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2025, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales were made under the Equity Agreement during the three months ended March 31, 2025. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, changes in trade policies, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash used in operating activities	$(9,725)	$(14,384)
Cash provided by investing activities	138	4,696
Cash (used in) provided by financing activities	(116)	56
Effect of exchange rate changes on cash and cash equivalents	(134)	46
Net decrease in cash and cash equivalents and restricted cash	$(9,837)	$(9,586)

Operating Activities

During the three months ended March 31, 2025, we used $9.7 million of cash in operating activities, resulting from our net loss of $11.3 million, changes in operating assets and liabilities of $0.6 million partially offset by our non-cash items of $2.1 million. Our non-cash items were comprised of stock-based compensation expense of $1.0 million, our excess and obsolete inventory charge of $0.6 million, depreciation and amortization expense of $0.3 million and noncash interest expense of $0.2 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accounts receivable and a decrease in accrued expenses and other current liabilities partially offset by increases in accounts payable.

During the three months ended March 31, 2024, we used $14.4 million of cash in operating activities, resulting from our net loss of $5.7 million, non-cash items of $5.5 million and the change in operating assets and liabilities of $3.2 million. Our non-cash items were comprised of the gain on sale of NIVIS of $7.6 million, stock-based compensation expense of $1.1 million, our excess and obsolete inventory charge of $0.6 million, depreciation and amortization expense of $0.2 million and noncash interest expense of $0.2 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accrued expenses and other current liabilities partially offset by increases in accounts payable.

Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $0.1 million consisting of proceeds received from the sale of NIVIS of $0.2 million offset by $32,000 in purchases of property and equipment.

During the three months ended March 31, 2024, cash provided by investing activities was $4.7 million consisting of the proceeds received from the sale of NIVIS of $5.0 million partially offset by $0.3 million in purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, cash used in financing activities was $0.1 million, consisting primarily of payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2025, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.1 million increase to our interest expense for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report, under the caption “Item 1A. Risk Factors.” Except as described below, there have been no material changes in our risk factors disclosed in our Annual Report.

Our business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.

The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including 10% tariff on imports from New Zealand. Collectively, these tariffs increase the cost to us of our OviTex and OviTex PRS products, which are manufactured by Aroa in Auckland, New Zealand, which in turn may require us to implement surcharges and/or increase the price of certain of our products. Any such surcharges or price increases to offset the impact of the tariffs may adversely impact demand for our products and our competitive positioning. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. The full impact of these tariffs and other actions on our company remains highly uncertain and subject to rapid change.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

TELA BIO, INC.

Date: May 8, 2025	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer
(Principal executive officer)

Date: May 8, 2025	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: May 8, 2025	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)