Form 10-Q
period 2025-06-30
TELA Bio, Inc.
filed 2025-08-11
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 39,616,440 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$34,977	$52,670
Accounts receivable, net of allowances of $263 and $275	11,236	10,098
Inventory	11,371	12,781
Prepaid expenses and other current assets	3,161	2,522
Total current assets	60,745	78,071
Property and equipment, net	2,167	2,341
Intangible assets, net	1,549	1,739
Right-of-use assets	1,616	1,738
Other long-term assets	1,131	2,276
Deferred tax asset, net	64	140
Restricted cash	265	265
Total assets	$67,537	$86,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,741	$2,147
Accrued expenses and other current liabilities	13,987	13,451
Current portion of long-term debt	3,333	—
Total current liabilities	19,061	15,598
Long‑term debt	38,051	41,124
Other long‑term liabilities	1,241	1,390
Total liabilities	58,353	58,112

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 39,584,178 and 39,395,712 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	40	39
Additional paid-in capital	388,968	387,059
Accumulated other comprehensive income	93	90
Accumulated deficit	(379,917)	(358,730)
Total stockholders’ equity	9,184	28,458
Total liabilities and stockholders’ equity	$67,537	$86,570

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$20,197	$16,091	$38,717	$32,694
Cost of revenue (excluding amortization of intangible assets)	5,997	4,923	11,910	10,095
Amortization of intangible assets	95	95	190	190
Gross profit	14,105	11,073	26,617	22,409
Operating expenses:
Sales and marketing	16,857	16,699	33,465	34,219
General and administrative	4,126	3,621	7,962	7,450
Research and development	2,203	2,323	4,743	4,716
Total operating expenses	23,186	22,643	46,170	46,385
Other operating income:
Gain on sale of product line	—	—	—	7,580
Loss from operations	(9,081)	(11,570)	(19,553)	(16,396)
Other (expense) income:
Interest expense	(1,188)	(1,331)	(2,407)	(2,663)
Other income	379	301	858	798
Total other expense, net	(809)	(1,030)	(1,549)	(1,865)
Loss before income tax expense	(9,890)	(12,600)	(21,102)	(18,261)
Income tax expense	(33)	—	(85)	—
Net loss	$(9,923)	$(12,600)	$(21,187)	$(18,261)
Net loss per common share, basic and diluted	$(0.22)	$(0.51)	$(0.47)	$(0.74)
Weighted average common shares outstanding, basic and diluted	45,365,325	24,663,234	45,316,444	24,621,310
Comprehensive loss:
Net loss	$(9,923)	$(12,600)	$(21,187)	$(18,261)
Foreign currency translation adjustment	2	1	3	7
Comprehensive loss	$(9,921)	$(12,599)	$(21,184)	$(18,254)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2025	39,554,771	$40	$387,986	$91	$(369,994)	$18,123
Vesting of restricted stock units	32,731	—	—	—	—	—
Shares withheld for employee taxes	(3,324)	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	—	—	2	—	2
Stock‑based compensation expense	—	—	985	—	—	985
Net loss	—	—	—	—	(9,923)	(9,923)
Balance at June 30, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units	231,011	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	27,318	—	60	—	—	60
Shares withheld for employee taxes	(69,863)	—	(180)	—	—	(180)
Foreign currency translation adjustment	—	—	—	3	—	3
Stock‑based compensation expense	—	—	2,029	—	—	2,029
Net loss	—	—	—	—	(21,187)	(21,187)
Balance at June 30, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2024	24,653,939	$25	$340,812	$97	$(326,550)	$14,384
Vesting of share-based awards and exercise of stock options	24,332	—	6	—	—	6
Shares withheld for employee taxes	(2,439)	—	(11)	—	—	(11)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	1,090	—	—	1,090
Net loss	—	—	—	—	(12,600)	(12,600)
Balance at June 30, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of share-based awards and exercise of stock options	202,565	1	225	—	—	226
Issuance of common stock under the employee stock purchase plan	27,969	—	164	—	—	164
Shares withheld for employee taxes	(49,377)	—	(339)	—	—	(339)
Foreign currency translation adjustment	—	—	—	7	—	7
Stock‑based compensation expense	—	—	2,192	—	—	2,192
Net loss	—	—	—	—	(18,261)	(18,261)
Balance at June 30, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,187)	$(18,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	347	293
Noncash interest expense	260	302
Amortization of intangible assets	190	190
Net changes in operating lease ROU assets and liabilities	(52)	(47)
Inventory excess and obsolescence charge	910	908
Stock‑based compensation expense	2,029	2,192
Gain on sale of product line	—	(7,580)
Deferred income tax expense	85	—
Change in operating assets and liabilities:
Accounts receivable, net	(935)	263
Inventory	610	(1,545)
Prepaid expenses and other current assets	14	253
Accounts payable	(448)	594
Accrued expenses and other current and long-term liabilities	464	(2,627)
Foreign currency transaction loss (gain)	83	(16)
Net cash used in operating activities	(17,630)	(25,081)
Cash flows from investing activities:
Purchase of property and equipment	(146)	(603)
Proceeds from the sale of product line	488	5,366
Net cash provided by investing activities	342	4,763
Cash flows from financing activities:
Proceeds from exercise of stock options	1	226
Payment of withholding taxes related to stock-based compensation to employees	(180)	(339)
Proceeds from issuance of common stock under the employee stock purchase plan	60	164
Net cash (used in) provided by financing activities	(119)	51
Effect of exchange rate on cash and cash equivalents	(286)	34
Net decrease in cash and cash equivalents and restricted cash	(17,693)	(20,233)
Cash and cash equivalents and restricted cash, beginning of period	52,935	46,994
Cash and cash equivalents and restricted cash, end of period	$35,242	$26,761
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,667	$2,361
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$26	$55

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $379.9 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The tables below summarizes the items included within net loss regularly provided to the CODM for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Revenue	$38,717	$32,694
Cost of revenue (excluding amortization of intangible assets)	11,910	10,095
Amortization of intangible assets	190	190
Gross profit	26,617	22,409
Sales and marketing:
Sales and sales management	22,830	22,421
International	2,808	2,426
Other sales and marketing (a)	7,827	9,372
Total sales and marketing	33,465	34,219
General and Administrative:
Finance and Legal	3,919	3,862
Other General and administrative (b)	4,043	3,588
Total general and administrative	7,962	7,450
Research and Development:
Clinical	1,780	2,136
Regulatory and quality	867	761
Other research and development (c)	2,096	1,819
Total research and development	4,743	4,716
Gain on sale of product line	—	7,580
Other segment items (d)	(1,634)	(1,865)
Net loss	$(21,187)	$(18,261)

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

Restricted Cash

Restricted cash represents an amount held in an escrow deposit account, collateralizing a letter of credit for the Company’s office lease.

The following table presents a reconciliation of all captions of cash, cash equivalents and restricted cash reported on the balance sheets that sum to the total of those same amounts shown in the statements of cash flows.

	June 30,	June 30,
	2025	2024
Cash and cash equivalents	$34,977	$26,496
Restricted cash	265	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$35,242	$26,761

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
OviTex	$12,487	$11,124	$24,596	$21,659
OviTex PRS	7,333	4,796	13,377	10,741
Other	377	171	744	294
Total revenue	$20,197	$16,091	$38,717	$32,694

Sales outside of the U.S. were $3.0 million and $2.4 million, respectively, for the three months ended June 30, 2025 and 2024 and $5.6 million and $4.7 million, respectively, for the six months ended June 30, 2025 and 2024.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Cash equivalents – money market fund	$33,035	$—	$—

December 31, 2024:
Cash equivalents – money market fund	$48,131	$—	$—

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

	Six months ended June 30,
	2025	2024
Stock options	2,817,979	2,239,140
Unvested restricted stock units	1,359,116	991,391
Common stock warrants	88,556	88,556
Total	4,265,651	3,319,087

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation and related benefits	$6,439	$7,343
Third-party and professional fees	3,191	2,493
Amounts due to contract manufacturer	2,550	2,095
Current portion of operating lease liabilities	518	545
Research and development expenses	42	20
Other	1,247	955
Total accrued expenses and other current liabilities	$13,987	$13,451

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
MidCap term loan	$40,000	$40,000
Exit fee	2,000	2,000
Unamortized exit fee and issuance costs	(616)	(876)
Total debt	$41,384	$41,124
Less current portion	(3,333)	—
Long-term debt	$38,051	$41,124

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

The MidCap term loan matures on May 1, 2027 and bears interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Since June 2022, we have made 36 monthly interest payments on the debt. In May 2025, we have elected to extend these monthly interest payments by an additional 12 months, followed by 12 months of straight-line amortization, with the entire principal payment due at maturity.

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 1.0% of the prepaid principal amount. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid).

Interest expense associated with the MidCap Credit Facility recorded for the three and six months ended June 30, 2025 was $1.2 million and $2.4 million, of which $0.1 million and $0.3 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three and six months ended June 30, 2024 was $1.3 million and $2.7 million, respectively, of which $0.2 million and $0.3 million, respectively, was related to the amortization of debt issuance costs.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales were made under the Equity Agreement during the six months ended June 30, 2025 or 2024.

Warrants

The Company had the following warrants outstanding to purchase common stock at June 30, 2025:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Pre-funded common stock warrants	5,800,000	0.0001	NA
	5,888,556

There have been no grants, exercises or cancellations of warrants during the six months ended June 30, 2025.

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $0.6 million of this amount had been collected as of June 30, 2025. The remaining receivable included $1.3 million recorded as the current portion in prepaid expenses and other assets in the consolidated balance sheet and $1.1 million recorded as the long-term portion in other long-term assets in the consolidated balance sheet at June 30, 2025. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three and six months ended June 30, 2025, no changes were made to the variable consideration.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 3, 2025, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares and eliminate the “evergreen” provision. This amendment was approved by the Company’s stockholders on May 28, 2025. New awards can only be granted under the Plan. At June 30, 2025, 3,654,282 shares of common stock were available for future issuances under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales and marketing	$296	$302	$580	$675
General and administrative	596	624	1,207	1,197
Research and development	93	164	242	320
Total stock‑based compensation	$985	$1,090	$2,029	$2,192

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2025	2,119,183	$10.92
Granted	734,100	2.19
Exercised	—	—
Canceled/forfeited	(35,304)	9.78
Outstanding at June 30, 2025	2,817,979	$8.66	6.49
Vested and expected to vest at June 30, 2025	2,739,543	$8.81	6.40
Exercisable at June 30, 2025	1,813,952	$11.25	4.94

Included in outstanding options at June 30, 2025 were 361,017 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At June 30, 2025, the aggregate intrinsic value of outstanding options was $0.2 million and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $1.48 during the six months ended June 30, 2025. The aggregate intrinsic value of options exercised was $0 for the six months ended June 30, 2025. At June 30, 2025, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

was $2.4 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Six months ended June 30,
2025
Expected dividend yield	—
Expected volatility	72.6%
Risk‑free interest rate	4.23%
Expected term (in years)	6.04

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	732,288
Granted	677,050
Vested	(231,011)
Canceled/forfeited	(35,711)
Outstanding at June 30, 2025	1,142,616

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	216,500
Granted	—
Vested	—
Canceled/forfeited	—
Outstanding at June 30, 2025	216,500

Included in outstanding RSUs at June 30, 2025 were 124,058 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $2.39 during the six months ended June 30, 2025. The aggregate intrinsic value of RSUs outstanding was $2.6 million at June 30, 2025. The total unrecognized compensation expense at June 30, 2025 related to RSUs was $4.2 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.7 years.

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

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing in November 2018. In February 2023, we launched two larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched OviTex IHR Reinforced Tissue Matrix, a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically in the U.S., followed by a launch in the European markets in June 2025.

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

We primarily market our products through a single direct sales force, predominantly in the U.S., with a small number of sales representatives in the United Kingdom and European Union, and also utilize a smaller number of independent contractors and distributors in the United States and certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of June 30, 2025, we had 76 sales territories in the U.S. and 15 sales territories in Europe. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) in the United States covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts for all products we commercialize.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $4.1 million, or 26%, from $16.1 million for the three months ended June 30, 2024 to $20.2 million for the three months ended June 30, 2025 and by $6.0 million, or 18%, from $32.7 million for the six months ended June 30, 2024 to $38.7 million for the six months ended June 30, 2025. Our net loss decreased by $2.7 million, or 21%, from $12.6 million for the three months ended June 30, 2024 to $9.9 million for the three months ended June 30, 2025 and increased by $2.9 million, or 16% from $18.3 million for the six months ended June 30, 2024 to $21.2 million for the six months ended June 30, 2025. The six months ended June 30, 2024 included a recognized gain of $7.6 million on the sale of

NIVIS to the MiMedx Group, Inc. We have not been profitable since inception and as of June 30, 2025, we had an accumulated deficit of $379.9 million. We expect to incur losses for the foreseeable future.

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

Imposition of Tariffs on Import of Product: Our OviTex and OviTex PRS products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. As of the date of this report, the U.S. has imposed a 15% tariff on imports from New Zealand, including on the import of medical devices. While the terms of our agreement with Aroa provide that each of Aroa and our company will share equally the cost of the tariffs, the cost to cover such tariffs could lead us to increase the price of certain of our products, which may adversely impact demand for our products and competitive positioning.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three months ended June 30,		Change
	2025	2024	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$20,197	$16,091	$4,106	26%
Cost of revenue (excluding amortization of intangible assets)	5,997	4,923	1,074	22
Amortization of intangible assets	95	95	—	—
Gross profit	14,105	11,073	3,032	27
Gross margin	70%	69%
Operating expenses:
Sales and marketing	16,857	16,699	158	1
General and administrative	4,126	3,621	505	14
Research and development	2,203	2,323	(120)	(5)
Total operating expenses	23,186	22,643	543	2
Loss from operations	(9,081)	(11,570)	2,489	(22)
Other (expense) income:
Interest expense	(1,188)	(1,331)	143	(11)
Other income	379	301	78	26
Total other expense, net	(809)	(1,030)	221	(21)
Loss before income tax expense	(9,890)	(12,600)	2,710	(22)
Income tax expense	(33)	—	(33)	NA
Net loss	$(9,923)	$(12,600)	$2,677	(21)%

Revenue

Revenue increased by $4.1 million, or 26%, to $20.2 million for the three months ended June 30, 2025 from $16.1 million for the three months ended June 30, 2024. The increase in revenue was primarily driven by the addition of new customers, growing international sales and the U.S. launch of new larger-sized PRS configuration. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. In addition, we experienced normalized procedural volumes during the second quarter of 2025 as opposed to the second quarter of 2024, where multiple cybersecurity events reduced surgeries at certain customer facilities. During the three months ended June 30, 2025, we sold 5,178 units of OviTex as compared to 4,410 units of OviTex during the three months ended June 30, 2024, a 17% increase in unit sales volume. Additionally, we sold 1,362 units of OviTex PRS during the three months ended June 30, 2025 as compared to 971 units during the three months ended June 30, 2024, a 40% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $1.1 million, or 22%, to $6.0 million for the three months ended June 30, 2025 from $4.9 million for the three months ended June 30, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended June 30, 2025 and 2024.

Gross Profit

Gross profit increased by $3.0 million, or 27%, to $14.1 million for the three months ended June 30, 2025 from $11.1 million for the three months ended June 30, 2024. The increase was primarily the result of an increase in revenue primarily driven by an increase in unit sales, which resulted in the addition of new customers and growing international sales.

Gross Margin

Gross margin increased to 70% for the three months ended June 30, 2025 from 69% for the three months ended June 30, 2024. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 1%, to $16.9 million for the three months ended June 30, 2025 from $16.7 million for the three months ended June 30, 2024. The increase was primarily due to higher commission expense on an increased revenue base and additional spending on post-market studies which offset lower compensation costs from a decrease in headcount and lower consulting and travel expenses.

General and Administrative

General and administrative expenses increased by $0.5 million, or 14%, to $4.1 million for the three months ended June 30, 2025 from $3.6 million for the three months ended June 30, 2024. The increase was primarily due to increased professional fees and outside services and higher compensation and benefits which partially offset lower insurance expense.

Research and Development

Research and development expenses decreased by $0.1 million, or 5%, to $2.2 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. The decrease was primarily due to lower compensation and benefits from a lower headcount which offset higher study and development costs.

Interest Expense

Interest expense decreased by $0.1 million or 11% to $1.2 million for the three months ended June 30, 2025 from $1.3 million for the three months ended June 30, 2024 due to a decrease in the variable component of our interest rate.

Other Income

Other income increased by $0.1 million, or 26%, to $0.4 million for the three months ended June 30, 2025 from $0.3 million for the three months ended June 30, 2024.

Income Tax Expense

We recorded deferred tax expense of $33,000 for the three months ended June 30, 2025 related to our foreign jurisdiction. No tax expense was recorded during the three months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful, Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percentage

Revenue	$38,717	$32,694	$6,023	18%
Cost of revenue (excluding amortization of intangible assets)	11,910	10,095	1,815	18
Amortization of intangible assets	190	190	—	—
Gross profit	26,617	22,409	4,208	19
Gross margin	69%	69%
Operating expenses:
Sales and marketing	33,465	34,219	(754)	(2)
General and administrative	7,962	7,450	512	7
Research and development	4,743	4,716	27	1
Total operating expenses	46,170	46,385	(215)	(0)
Other operating income:
Gain on sale of product line	—	7,580	(7,580)	(100)
Loss from operations	(19,553)	(16,396)	(3,157)	19
Other (expense) income:
Interest expense	(2,407)	(2,663)	256	(10)
Other income	858	798	60	8
Total other expense, net	(1,549)	(1,865)	316	(17)
Loss before income tax expense	(21,102)	(18,261)	(2,841)	16
Income tax expense	(85)	—	(85)	NA
Net loss	$(21,187)	$(18,261)	$(2,926)	16%

Revenue

Revenue increased by $6.0 million, or 18%, to $38.7 million for the six months ended June 30, 2025 from $32.7 million for the six months ended June 30, 2024. The increase in revenue was primarily driven by the addition of new customers, growing international sales and the U.S. launch of new larger-sized PRS configuration. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. During the six months ended June 30, 2025, we sold 10,170 units of OviTex as compared to 8,267 units of OviTex during the six months ended June 30, 2024, a 23% increase in unit sales volume. Additionally, we sold 2,532 units of OviTex PRS during the six months ended June 30, 2025 as compared to 2,174 units during the six months ended June 30, 2024, a 16% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $1.8 million, or 18%, to $11.9 million for the six months ended June 30, 2025 from $10.1 million for the six months ended June 30, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for both the six months ended June 30, 2025 and 2024.

Gross Profit

Gross profit increased by $4.2 million, or 19%, to $26.6 million for the six months ended June 30, 2025 from $22.4 million for the three months ended June 30, 2024. The increase was primarily the result of an increase in revenue primarily driven by an increase in unit sales, which resulted in the addition of new customers and growing international sales.

Gross Margin

Gross margin was 69% for both the six months ended June 30, 2025 and 2024.

Sales and Marketing

Sales and marketing expenses decreased by $0.8 million, or 2%, to $33.5 million for the six months ended June 30, 2025 from $34.2 million for the six months ended June 30, 2024. The decrease was primarily due to lower compensation costs from a decrease in headcount and lower consulting and travel expenses which were partially offset by higher commission expense on an increased revenue base and additional spending on post-market studies.

General and Administrative

General and administrative expenses increased by $0.5 million, or 7%, to $8.0 million for the six months ended June 30, 2025 from $7.5 million for the six months ended June 30, 2024. The increase was primarily due to increased professional fees and outside services and higher compensation and benefits partially offset by lower insurance expense.

Research and Development

Research and development expenses was $4.7 million for both the six months ended June 30, 2025 and the six months ended June 30, 2024. Higher study and development costs were partially offset by lower compensation and benefits from a lower headcount.

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

Interest Expense

Interest expense decreased by $0.3 million or 10% to $2.4 million for the six months ended June 30, 2025 from $2.7 million for the six months ended June 30, 2024 due to a decrease in the variable component of our interest rate.

Other Income

Other income increased by $0.1 million, or 8%, to $0.9 million for the six months ended June 30, 2025 from $0.8 million for the six months ended June 30, 2024.

Income Tax Expense

We recorded deferred tax expense of $0.1 million for the six months ended June 30, 2025 related to our foreign jurisdiction. No tax expense was recorded during the six months ended June 30, 2024.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had cash and cash equivalents of $35.0 million, working capital of $41.7 million and an accumulated deficit of $379.9 million. As of December 31, 2024, we had cash and cash equivalents of $52.7 million, working capital of $62.5 million and an accumulated deficit of $358.7 million.

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

In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future revenue-share payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) over the subsequent two years. Revenue-share payments commenced after the third quarter of 2024. At June 30, 2025, $0.6 million of this amount had been collected.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of June 30, 2025, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements, debt repayment obligations and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales were made under the Equity Agreement during the six months ended June 30, 2025. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, changes in trade policies, increasing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2025	2024
Cash used in operating activities	$(17,630)	$(25,081)
Cash provided by investing activities	342	4,763
Cash (used in) provided by financing activities	(119)	51
Effect of exchange rate changes on cash and cash equivalents	(286)	34
Net decrease in cash and cash equivalents and restricted cash	$(17,693)	$(20,233)

Operating Activities

During the six months ended June 30, 2025, we used $17.6 million of cash in operating activities, resulting from our net loss of $21.2 million, changes in operating assets and liabilities of $0.2 million partially offset by our non-cash items of $3.8 million. Our non-cash items were primarily comprised of stock-based compensation expense of $2.0 million, our excess and obsolete inventory charge of $0.9 million, depreciation and amortization expense of $0.5 million and noncash interest expense of $0.3 million. The change in our operating assets and liabilities was primarily related to an increase in accounts receivable partially offset by a decrease in inventory.

During the six months ended June 30, 2024, we used $25.1 million of cash in operating activities, resulting from our net loss of $18.3 million, non-cash items of $3.7 million and the change in operating assets and liabilities of $3.1 million. Our non-cash items were comprised of the gain on sale of NIVIS of $7.6 million offset by stock-based compensation expense of $2.2 million, our excess and obsolete inventory charge of $0.9 million, depreciation and amortization expense of $0.5 million and noncash interest expense of $0.3 million. The change in our operating assets and liabilities was primarily related to changes in inventory and accrued expenses and other current liabilities partially offset by increases in accounts payable.

Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was $0.3 million consisting of proceeds received from the sale of NIVIS of $0.5 million offset by $0.1 million in purchases of property and equipment.

During the six months ended June 30, 2024, cash provided by investing activities was $4.8 million consisting of proceeds received from the sale of NIVIS of $5.4 million offset by $0.6 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, cash used in financing activities was $0.1 million, consisting primarily of payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

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

The MidCap term loan matures on May 1, 2027 and bears interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Since June 2022, we have made 36 monthly interest payments on the debt. In May 2025, we have elected to extend these monthly interest payments by an additional 12 months, followed by 12 months of straight-line amortization, with the entire principal payment due at maturity.

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 1.0% of the prepaid principal amount. We are also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (or in the event of a prepayment event, the amount of principal being prepaid).

Contractual Obligations and Commitments

As of June 30, 2025, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the six months ended June 30, 2025.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report, under the caption “Item 1A. Risk Factors.” Except as described below, there have been no material changes in our risk factors disclosed in our Annual Report and our Quarterly Report for the period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Amendment to TELA Bio, Inc.’s Fourth Amended and Restated Certificate of Incorporation (filed herewith).
10.1#	Amendment No. 1 to TELA Bio, Inc. Amended & Restated 2019 Equity Incentive Plan (filed herewith).
10.2#	Employment Agreement, dated June 2, 2025, by and between the Company and Jeffrey Blizard (filed herewith).
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

# Indicates a management contract any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELA BIO, INC.

Date: August 11, 2025	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer
(Principal executive officer)

Date: August 11, 2025	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: August 11, 2025	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)