Form 10-Q
period 2025-09-30
TELA Bio, Inc.
filed 2025-11-14
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 40,341,535 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,713	$52,670
Accounts receivable, net of allowances of $239 and $275	11,274	10,098
Inventory	11,558	12,781
Prepaid expenses and other current assets	3,503	2,522
Total current assets	56,048	78,071
Property and equipment, net	2,213	2,341
Intangible assets, net	1,454	1,739
Right-of-use assets	1,560	1,738
Other long-term assets	—	2,276
Deferred tax asset, net	62	140
Restricted cash	250	265
Total assets	$61,587	$86,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,373	$2,147
Accrued expenses and other current liabilities	14,604	13,451
Total current liabilities	16,977	15,598
Long‑term debt	41,494	41,124
Other long‑term liabilities	1,559	1,390
Total liabilities	60,030	58,112

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 40,341,535 and 39,395,712 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	40	39
Additional paid-in capital	389,946	387,059
Accumulated other comprehensive income	91	90
Accumulated deficit	(388,520)	(358,730)
Total stockholders’ equity	1,557	28,458
Total liabilities and stockholders’ equity	$61,587	$86,570

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$20,689	$18,957	$59,406	$51,651
Cost of revenue (excluding amortization of intangible assets)	6,625	6,004	18,535	16,099
Amortization of intangible assets	95	95	285	285
Gross profit	13,969	12,858	40,586	35,267
Operating expenses:
Sales and marketing	15,227	16,472	48,692	50,691
General and administrative	3,948	3,683	11,910	11,133
Research and development	2,348	2,068	7,091	6,784
Total operating expenses	21,523	22,223	67,693	68,608
Other operating income:
Gain on sale of product line	—	—	—	7,580
Loss from operations	(7,554)	(9,365)	(27,107)	(25,761)
Other (expense) income:
Interest expense	(1,201)	(1,344)	(3,608)	(4,007)
Other income	152	337	1,010	1,135
Total other expense, net	(1,049)	(1,007)	(2,598)	(2,872)
Loss before income tax expense	(8,603)	(10,372)	(29,705)	(28,633)
Income tax expense	—	—	(85)	—
Net loss	$(8,603)	$(10,372)	$(29,790)	$(28,633)
Net loss per common share, basic and diluted	$(0.19)	$(0.42)	$(0.66)	$(1.16)
Weighted average common shares outstanding, basic and diluted	45,421,795	24,703,578	45,351,947	24,648,933
Comprehensive loss:
Net loss	$(8,603)	$(10,372)	$(29,790)	$(28,633)
Foreign currency translation adjustment	(2)	51	1	58
Comprehensive loss	$(8,605)	$(10,321)	$(29,789)	$(28,575)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184
Vesting of restricted stock units	37,590	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	30,917	—	45	—	—	45
Shares withheld for employee taxes	(11,150)	—	(21)	—	—	(21)
Exercise of pre-funded warrant	700,000	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock‑based compensation expense	—	—	955	—	—	955
Net loss	—	—	—	—	(8,603)	(8,603)
Balance at September 30, 2025	40,341,535	$40	$389,946	$91	$(388,520)	$1,557

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units	268,601	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	58,235	—	105	—	—	105
Shares withheld for employee taxes	(81,013)	—	(201)	—	—	(201)
Exercise of pre-funded warrant	700,000	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	2,984	—	—	2,984
Net loss	—	—	—	—	(29,790)	(29,790)
Balance at September 30, 2025	40,341,535	$40	$389,946	$91	$(388,520)	$1,557

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2024	24,675,832	$25	$341,897	$98	$(339,150)	$2,870
Vesting of share-based awards and exercise of stock options	14,702	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	31,025	—	117	—	—	117
Shares withheld for employee taxes	(4,366)	—	(19)	—	—	(19)
Foreign currency translation adjustment	—	—	—	51	—	51
Stock‑based compensation expense	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	(10,372)	(10,372)
Balance at September 30, 2024	24,717,193	$25	$343,076	$149	$(349,522)	$(6,272)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2024	24,494,675	$24	$339,655	$91	$(320,889)	$18,881
Vesting of share-based awards and exercise of stock options	217,267	1	225	—	—	226
Issuance of common stock under the employee stock purchase plan	58,994	—	281	—	—	281
Shares withheld for employee taxes	(53,743)	—	(358)	—	—	(358)
Foreign currency translation adjustment	—	—	—	58	—	58
Stock‑based compensation expense	—	—	3,273	—	—	3,273
Net loss	—	—	—	—	(28,633)	(28,633)
Balance at September 30, 2024	24,717,193	$25	$343,076	$149	$(349,522)	$(6,272)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,790)	$(28,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	461
Noncash interest expense	370	455
Amortization of intangible assets	285	285
Net changes in operating lease ROU assets and liabilities	323	(73)
Inventory excess and obsolescence charge	1,542	1,563
Stock‑based compensation expense	2,984	3,273
Gain on sale of product line	—	(7,580)
Deferred income tax expense	85	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,042)	(1,745)
Inventory	(228)	(2,356)
Prepaid expenses and other current assets	286	524
Accounts payable	204	636
Accrued expenses and other current and long-term liabilities	1,097	(967)
Foreign currency transaction loss	35	93
Net cash used in operating activities	(23,349)	(34,064)
Cash flows from investing activities:
Purchase of property and equipment	(357)	(725)
Proceeds from the sale of product line	1,011	5,366
Net cash provided by investing activities	654	4,641
Cash flows from financing activities:
Proceeds from exercise of stock options	1	226
Payment of withholding taxes related to stock-based compensation to employees	(201)	(358)
Proceeds from issuance of common stock under the employee stock purchase plan	105	281
Net cash (used in) provided by financing activities	(95)	149
Effect of exchange rate on cash and cash equivalents	(182)	(154)
Net decrease in cash and cash equivalents and restricted cash	(22,972)	(29,428)
Cash and cash equivalents and restricted cash, beginning of period	52,935	46,994
Cash and cash equivalents and restricted cash, end of period	$29,963	$17,566
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,978	$3,552
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$15	$175

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $388.5 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

Subsequent to September 30, 2025, the Company (i) closed on a credit facility and (ii) executed an underwriting agreement in connection with an underwritten registered direct offering which is expected to close on November 17, 2025, subject to the satisfaction of customary closing conditions, each as described in Note 9, Subsequent Events.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The tables below summarizes the items included within net loss regularly provided to the CODM for the nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$20,689	$18,957	$59,406	$51,651
Cost of revenue (excluding amortization of intangible assets)	6,625	6,004	18,535	16,099
Amortization of intangible assets	95	95	285	285
Gross profit	13,969	12,858	40,586	35,267
Sales and marketing:
Sales and sales management	10,452	11,854	33,281	34,276
International	1,329	1,200	4,137	3,626
Other sales and marketing (a)	3,446	3,418	11,274	12,789
Total sales and marketing	15,227	16,472	48,692	50,691
General and Administrative:
Finance and Legal	1,842	1,886	5,761	5,747
Other General and administrative (b)	2,106	1,797	6,149	5,386
Total general and administrative	3,948	3,683	11,910	11,133
Research and Development:
Clinical	873	1,026	2,654	3,162
Regulatory and quality	468	347	1,334	1,108
Other research and development (c)	1,007	695	3,103	2,514
Total research and development	2,348	2,068	7,091	6,784
Gain on sale of product line	—	—	—	7,580
Other segment items (d)	(1,049)	(1,007)	(2,683)	(2,872)
Net loss	$(8,603)	$(10,372)	$(29,790)	$(28,633)

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

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$29,713	$17,301
Restricted cash	250	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$29,963	$17,566

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
OviTex	$13,206	$12,463	$37,802	$34,122
OviTex PRS	7,079	6,313	20,456	17,054
Other	404	181	1,148	475
Total revenue	$20,689	$18,957	$59,406	$51,651

Sales outside of the U.S. were $3.0 million and $2.8 million, respectively, for the three months ended September 30, 2025 and 2024 and $8.7 million and $7.5 million, respectively, for the nine months ended September 30, 2025 and 2024.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Cash equivalents – money market fund	$26,858	$—	$—

December 31, 2024:
Cash equivalents – money market fund	$48,131	$—	$—

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

	Nine months ended September 30,
	2025	2024
Stock options	2,655,472	2,128,862
Unvested restricted stock units	1,309,701	971,439
Common stock warrants	88,556	88,556
Total	4,053,729	3,188,857

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance was effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period. See note 3 for additional disclosures related to the adoption of this ASU.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-use Software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation and related benefits	$6,760	$7,343
Third-party and professional fees	3,280	2,493
Amounts due to contract manufacturer	2,827	2,095
Current portion of operating lease liabilities	521	545
Research and development expenses	66	20
Other	1,150	955
Total accrued expenses and other current liabilities	$14,604	$13,451

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
MidCap term loan	$40,000	$40,000
Exit fee	2,000	2,000
Unamortized exit fee and issuance costs	(506)	(876)
Long-term debt	$41,494	$41,124

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Subject to certain limitations, the MidCap term loan has a prepayment fee equal to 1.0% of the prepaid principal amount. The Company is also required to pay an exit fee at the time of maturity or prepayment event equal to 5% of all principal borrowings (the “End of Term Charge”) (or in the event of a prepayment event, the amount of principal being prepaid).

Interest expense associated with the MidCap Credit Facility recorded for the three and nine months ended September 30, 2025 was $1.2 million and $3.6 million, of which $0.1 million and $0.4 million, respectively, was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the three and nine months ended September 30, 2024 was $1.3 million and $4.0 million, respectively, of which $0.2 million and $0.5 million, respectively, was related to the amortization of debt issuance costs.

On November 14, 2025, the Company closed on a credit facility securing up to $70.0 million from Perceptive Advisors (“Perceptive”) which is described in Note 9, Subsequent Events.

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales were made under the Equity Agreement during the nine months ended September 30, 2025 or 2024.

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2025:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Pre-funded common stock warrants	5,100,000	0.0001	NA
	5,188,556

There have been no grants or cancellations of warrants during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, 700,000 of the pre-funded common stock warrants were exercised.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $1.1 million of this amount had been collected as of September 30, 2025. The remaining receivable included $1.9 million recorded as the current portion in prepaid expenses and other assets in the consolidated balance sheet at September 30, 2025. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three and nine months ended September 30, 2025, no changes were made to the variable consideration.

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 3, 2025, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares and eliminate the “evergreen” provision. This amendment was approved by the Company’s stockholders on May 28, 2025. New awards can only be granted under the Plan. At September 30, 2025, 3,683,609 shares of common stock were available for future issuances under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales and marketing	$264	$318	$844	$993
General and administrative	565	607	1,772	1,804
Research and development	126	156	368	476
Total stock‑based compensation	$955	$1,081	$2,984	$3,273

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2025	2,119,183	$10.92
Granted	734,100	2.19
Exercised	—	—
Canceled/forfeited	(197,811)	7.18
Outstanding at September 30, 2025	2,655,472	$8.78	6.55
Vested and expected to vest at September 30, 2025	2,588,946	$8.93	6.48
Exercisable at September 30, 2025	1,705,989	$11.66	5.11

Included in outstanding options at September 30, 2025 were 354,524 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At September 30, 2025, the aggregate intrinsic value of outstanding options was $23,000 and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $1.48 during the nine months ended September 30, 2025. The aggregate intrinsic value of options exercised was $0 for the nine months ended September 30, 2025. At September 30, 2025, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $2.0 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.7 years.

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	732,288
Granted	690,300
Vested	(268,601)
Canceled/forfeited	(60,786)
Outstanding at September 30, 2025	1,093,201

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2025	216,500
Granted	—
Vested	—
Canceled/forfeited	—
Outstanding at September 30, 2025	216,500

Included in outstanding RSUs at September 30, 2025 were 124,431 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $2.36 during the nine months ended September 30, 2025. The aggregate intrinsic value of RSUs outstanding was $2.0 million at September 30, 2025. The total unrecognized compensation expense at September 30, 2025 related to RSUs was $3.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.5 years.

(9) Subsequent Events

On November 14, 2025, the Company closed on a credit facility securing up to $70.0 million from Perceptive. A portion of the proceeds from the new credit facility were used to repay the Company’s existing facility with MidCap, with the remaining proceeds under the credit facility available for working capital needs and other corporate purposes. The Perceptive credit facility consists of an initial loan of $60.0 million received at closing and an additional $10.0 million that can be drawn at the Company’s option upon satisfaction of certain conditions, including, but not limited to, the achievement of net revenue thresholds by April 30, 2027. The facility matures on November 14, 2030, and bears interest at a rate equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. The facility is interest-only until maturity.

On November 13, 2025, the Company executed an underwriting agreement in connection with an underwritten registered direct offering of 4,189,000 shares of its common stock, at a price of $1.11 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 7,523,000 shares of common stock at an offering price of $1.1099 per pre-funded warrant, which represents the per share offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering is expected to close on

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

November 17, 2025, subject to the satisfaction of customary closing conditions. The offering is expected to result in gross proceeds of approximately $13.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

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

We primarily market our products through a single direct sales force, predominantly in the U.S., with a small number of sales representatives in the United Kingdom and European Union, and also utilize a smaller number of independent contractors and distributors in the United States and certain European countries. We have invested in our direct sales and marketing infrastructure to expand our presence and to promote awareness and adoption of our products. As of September 30, 2025, we had 79 sales territories in the U.S. and 19 sales territories in Europe. We believe we can enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness, education and clinical understanding of our products, and utilizing engagement analytics to support further product development and enhancement opportunities. Additionally, we have contracted with three national group purchasing organizations (“GPOs”) in the United States covering our OviTex and OviTex PRS products and plan to continue to contract with additional GPOs and other integrated delivery networks (“IDNs”) to increase access to and penetration of hospital accounts for all products we commercialize.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $1.7 million, or 9%, from $19.0 million for the three months ended September 30, 2024 to $20.7 million for the three months ended September 30, 2025 and by $7.8 million, or 15%, from $51.7 million for the nine months ended September 30, 2024 to $59.4 million for the nine months ended September 30, 2025. Our net loss decreased by $1.8 million, or 17%, from $10.4 million for the three months ended September 30, 2024 to $8.6 million for the three months ended September 30, 2025 and increased by $1.1 million, or 4% from $28.6 million for the nine months ended September 30, 2024 to $29.8 million for the nine months ended September 30, 2025. The nine months ended September 30, 2024 included a recognized gain of $7.6 million on the sale of NIVIS to the MiMedx Group, Inc. We have not been profitable since inception and as of September 30, 2025, we had an accumulated deficit of $388.5 million. We expect to incur losses for the foreseeable future.

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

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, changes in interest rates, further economic downturn or banking instability, monetary policy, changes in trade policies (including the imposition of tariffs and trade protection measures), changes and geopolitical issues, including the ongoing Russia-Ukraine conflict, the current conflict in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three months ended September 30,		Change
	2025	2024	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$20,689	$18,957	$1,732	9%
Cost of revenue (excluding amortization of intangible assets)	6,625	6,004	621	10
Amortization of intangible assets	95	95	—	—
Gross profit	13,969	12,858	1,111	9
Gross margin	68%	68%
Operating expenses:
Sales and marketing	15,227	16,472	(1,245)	(8)
General and administrative	3,948	3,683	265	7
Research and development	2,348	2,068	280	14
Total operating expenses	21,523	22,223	(700)	(3)
Loss from operations	(7,554)	(9,365)	1,811	(19)
Other (expense) income:
Interest expense	(1,201)	(1,344)	143	(11)
Other income	152	337	(185)	(55)
Total other expense, net	(1,049)	(1,007)	(42)	4
Net loss	$(8,603)	$(10,372)	$1,769	(17)%

Revenue

Revenue increased by $1.7 million, or 9%, to $20.7 million for the three months ended September 30, 2025 from $19.0 million for the three months ended September 30, 2024. The increase in revenue was primarily driven by the addition of new customers, growing international sales and the U.S. launch of new larger-sized PRS configuration. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. During the three months ended September 30, 2025, we sold 5,795 units of OviTex as compared to 4,767 units of OviTex during the three months ended September 30, 2024, a 22% increase in unit sales volume. Additionally, we sold 1,334 units of OviTex PRS during the three months ended September 30, 2025 as compared to 1,293 units during the three months ended September 30, 2024, a 3% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.6 million, or 10%, to $6.6 million for the three months ended September 30, 2025 from $6.0 million for the three months ended September 30, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended September 30, 2025 and 2024.

Gross Profit

Gross profit increased by $1.1 million, or 9%, to $14.0 million for the three months ended September 30, 2025 from $12.9 million for the three months ended September 30, 2024. The increase was primarily the result of an increase in revenue primarily driven by an increase in unit sales, which resulted in the addition of new customers and growing international sales.

Gross Margin

Gross margin was 68% for both the three months ended September 30, 2025 and 2024.

Sales and Marketing

Sales and marketing expenses decreased by $1.2 million, or 8%, to $15.2 million for the three months ended September 30, 2025 from $16.5 million for the three months ended September 30, 2024. The decrease was primarily due to lower compensation and benefits primarily from lower severance costs, consulting and travel expenses which offset higher commission expense on an increased revenue base.

General and Administrative

General and administrative expenses increased by $0.3 million, or 7%, to $3.9 million for the three months ended September 30, 2025 from $3.7 million for the three months ended September 30, 2024. The increase was primarily due to higher compensation and benefits and professional fees.

Research and Development

Research and development expenses increased by $0.3 million, or 14%, to $2.3 million for the three months ended September 30, 2025 from $2.1 million for the three months ended September 30, 2024. The increase was primarily due to higher study and development costs which offset lower compensation and benefits.

Interest Expense

Interest expense decreased by $0.1 million, or 11% to $1.2 million for the three months ended September 30, 2025 from $1.3 million for the three months ended September 30, 2024 due to a decrease in the variable component of our interest rate.

Other Income

Other income decreased by $0.2 million, or 55%, to $0.2 million for the three months ended September 30, 2025 from $0.3 million for the three months ended September 30, 2024 due primarily to foreign currency translation adjustments.

Income Tax Expense

No tax expense was recorded during the three months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful, Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Comparison of the Nine months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$59,406	$51,651	$7,755	15%
Cost of revenue (excluding amortization of intangible assets)	18,535	16,099	2,436	15
Amortization of intangible assets	285	285	—	—
Gross profit	40,586	35,267	5,319	15
Gross margin	68%	68%
Operating expenses:
Sales and marketing	48,692	50,691	(1,999)	(4)
General and administrative	11,910	11,133	777	7
Research and development	7,091	6,784	307	5
Total operating expenses	67,693	68,608	(915)	(1)
Other operating income:
Gain on sale of product line	—	7,580	(7,580)	(100)
Loss from operations	(27,107)	(25,761)	(1,346)	5
Other (expense) income:
Interest expense	(3,608)	(4,007)	399	(10)
Other income	1,010	1,135	(125)	(11)
Total other expense, net	(2,598)	(2,872)	274	(10)
Loss before income tax expense	(29,705)	(28,633)	(1,072)	4
Income tax expense	(85)	—	(85)	NA
Net loss	$(29,790)	$(28,633)	$(1,157)	4%

Revenue

Revenue increased by $7.8 million, or 15%, to $59.4 million for the nine months ended September 30, 2025 from $51.7 million for the nine months ended September 30, 2024. The increase in revenue was primarily driven by the addition of new customers, growing international sales and the U.S. launch of new larger-sized PRS configuration. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. During the nine months ended September 30, 2025, we sold 15,965 units of OviTex as compared to 13,034 units of OviTex during the nine months ended September 30, 2024, a 22% increase in unit sales volume. Additionally, we sold 3,866 units of OviTex PRS during the nine months ended September 30, 2025 as compared to 3,467 units during the nine months ended September 30, 2024, a 12% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $2.4 million, or 15%, to $18.5 million for the nine months ended September 30, 2025 from $16.1 million for the nine months ended September 30, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for both the nine months ended September 30, 2025 and 2024.

Gross Profit

Gross profit increased by $5.3 million, or 15%, to $40.6 million for the nine months ended September 30, 2025 from $35.3 million for the nine months ended September 30, 2024. The increase was primarily the result of an increase in revenue primarily driven by an increase in unit sales, which resulted in the addition of new customers and growing international sales.

Gross Margin

Gross margin was 68% for both the nine months ended September 30, 2025 and 2024.

Sales and Marketing

Sales and marketing expenses decreased by $2.0 million, or 4%, to $48.7 million for the nine months ended September 30, 2025 from $50.7 million for the nine months ended September 30, 2024. The decrease was primarily due to lower compensation and benefits primarily from lower severance costs, consulting and travel expenses which were partially offset by higher commission expense on an increased revenue base and additional spending on post-market studies.

General and Administrative

General and administrative expenses increased by $0.8 million, or 7%, to $11.9 million for the nine months ended September 30, 2025 from $11.1 million for the nine months ended September 30, 2024. The increase was primarily due to increased professional fees and outside services and higher compensation and benefits which offset lower insurance expense.

Research and Development

Research and development expenses increased by $0.3 million, or 5%, to $7.1 million for the nine months ended September 30, 2025 from $6.8 million for the nine months ended September 30, 2024. Higher study costs and outside development and consulting expenses were partially offset by lower compensation and benefits.

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

Interest Expense

Interest expense decreased by $0.4 million, or 10%, to $3.6 million for the nine months ended September 30, 2025 from $4.0 million for the nine months ended September 30, 2024 due to a decrease in the variable component of our interest rate.

Other Income

Other income decreased by $0.1 million, or 11%, to $1.0 million for the nine months ended September 30, 2025 from $1.1 million for the nine months ended September 30, 2024 due primarily to foreign currency translation adjustments.

Income Tax Expense

We recorded deferred tax expense of $85,000 for the nine months ended September 30, 2025 related to our foreign jurisdiction. No tax expense was recorded during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had cash and cash equivalents of $29.7 million, working capital of $39.1 million and an accumulated deficit of $388.5 million. As of December 31, 2024, we had cash and cash equivalents of $52.7 million, working capital of $62.5 million and an accumulated deficit of $358.7 million.

On October 24, 2024, we completed an underwritten public offering of 14,670,000 shares of our common stock, including the exercise in full of the underwriters’ overallotment option to purchase additional shares of common stock, at a price to the public of $2.25 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 5,800,000 shares of common stock at a public offering price of $2.2499 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering resulted in net proceeds of $42.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. During the third quarter of 2025, pre-funded warrants were exercised for 700,000 shares of common stock for de minimis proceeds. As of September 30, 2025, 5,100,000 pre-funded warrants remained outstanding. The exercise of the remaining pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future revenue-share payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of NIVIS (now marketed as HELIOGEN) over the subsequent two years. Revenue-share payments commenced after the third quarter of 2024. At September 30, 2025, $1.1 million of this amount had been collected.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of September 30, 2025, we had $40.0 million of borrowings outstanding under our Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent and certain lender parties thereto. The MidCap Credit Agreement matures in May 2027.

Based on our current business plan, we believe that our existing cash resources inclusive of the proceeds received in the debt refinancing and proceeds to be received upon the closing of the underwritten registered direct offering, each of which is described above will be sufficient to meet our capital requirements, debt repayment obligations and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales were made under the Equity Agreement during the nine months ended September 30, 2025. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, changes in trade policies, changes in interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash used in operating activities	$(23,349)	$(34,064)
Cash provided by investing activities	654	4,641
Cash (used in) provided by financing activities	(95)	149
Effect of exchange rate changes on cash and cash equivalents	(182)	(154)
Net decrease in cash and cash equivalents and restricted cash	$(22,972)	$(29,428)

Operating Activities

During the nine months ended September 30, 2025, we used $23.3 million of cash in operating activities, resulting from our net loss of $29.8 million, partially offset by our non-cash items of $6.1 million and changes in operating assets and liabilities of $0.4 million. Our non-cash items were primarily comprised of stock-based compensation expense of $3.0 million, our excess and obsolete inventory charge of $1.5 million, depreciation and amortization expense of $0.8 million and noncash interest expense of $0.4 million. The change in our operating assets and liabilities was primarily related changes in accounts receivable and inventory offset by increases in accounts payable and accrued expenses.

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

Investing Activities

During the nine months ended September 30, 2025, cash provided by investing activities was $0.7 million consisting of proceeds received from the sale of NIVIS of $1.0 million offset by $0.4 million in purchases of property and equipment.

During the nine months ended September 30, 2024, cash provided by investing activities was $4.6 million consisting of proceeds received from the sale of NIVIS of $5.4 million offset by $0.7 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, cash used in financing activities was $0.1 million, consisting primarily of payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

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

Subsequent to September 30, 2025, the Company closed on a debt refinancing transaction securing up to $70.0 million from Perceptive Advisors (“Perceptive”).

Contractual Obligations and Commitments

As of September 30, 2025, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

Subsequent to September 30, 2025, the Company closed on a debt refinancing transaction securing up to $70.0 million from Perceptive. A portion of the proceeds from the new credit facility were used to repay the Company’s existing facility with MidCap, with the remaining proceeds under the credit facility available for working capital needs and other corporate purposes. The Perceptive credit facility consists of an initial loan of $60.0 million received at closing and an additional $10.0 million that can be drawn at TELA Bio’s option upon satisfaction of certain conditions, including, but not limited to, the achievement of net revenue thresholds by April 30, 2027. The facility matures on November 14, 2030, and bears interest at a rate equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. The facility provides for interest only payments until the maturity date.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the MidCap Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 6.25% plus the greater of one-month Term SOFR or 1.0%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.3 million increase to our interest expense for the nine months ended September 30, 2025.

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

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

TELA BIO, INC.

Date: November 14, 2025	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2025	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer and Chief Financial Officer
(Principal financial officer)

Date: November 14, 2025	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)