Form 10-K
period 2025-12-31
TELA Bio, Inc.
filed 2026-03-25
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $76.8 million based on the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2025.

As of March 16, 2026, the registrant had 44,740,371 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) for TELA Bio’s 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market (“Nasdaq”)
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States (“U.S.”) and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S., including regulatory developments due to current or future changes in the U.S. presidential administration and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
●	any decrease in frequency of surgical procedures using our products, whether through outbreak of illness or disease, cybersecurity events impacting hospital operations, potential hospital closures, labor and hospital

●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and

staffing shortages, supply chain disruptions to critical surgical and hospital supplies, and any applicable adverse healthcare economic factors;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine conflict, recent events in Venezuela, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Risks Related to Achieving or Sustaining Profitability, Financial Position and Capital Requirements

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
●	Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
●	We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
●	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
●	Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.
●	Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product or a decrease in consumer spending results in lower volumes of elective surgeries. In addition, if our costs increase and we are not able to pass along these price increases, our profitability would be adversely affected, and the adverse impact may be material.

Risks Related to the Commercialization of our Products

●	To date, the vast majority of our revenue has been generated from sales of our OviTex products, and we therefore are highly dependent on the commercial success of our OviTex products.
●	The commercial success of our products will largely depend upon attaining significant market acceptance.
●	Even if we are able to attain significant market acceptance of our products, the commercial success of our products is not guaranteed.
●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of our products for these uses.
●	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our OviTex and OviTex PRS products we may commercialize in the future, our commercial success may be hindered.
●	If competitors enter into supply contracts with our customers that disfavor our products or discourage their use, our commercial success could be adversely affected.
●	Our long-term growth may depend on our ability to enhance our product offerings.
●	In the future our products may become obsolete, which would negatively affect operations and financial condition.

Risks Related to Our Reliance on Third Parties

●	We are highly dependent upon Aroa as the exclusive contract manufacturer of our OviTex and OviTex PRS products.
●	We, or our partners, may experience development or manufacturing problems, capacity constraints, or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.
●	Our products contain materials derived from animal sources and may become subject to additional regulation.
●	Our supply of ovine rumen for use in manufacturing our products may be vulnerable to disruption due to natural disaster, disease or other events.
●	Cybersecurity risks, cyber incidents and technology failures related to our or our vendors’ management of our systems may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information or the personal information of our customers, and/or damage to our business relationships, all of which could negatively impact our financial results.

Risks Related to Intellectual Property Matters

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and protecting our products.
●	If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, enter into license agreements for disputed intellectual property and could prevent us from selling our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

Risks Related to Government Regulation

●	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and internationally.
●	We may not receive, or may be significantly delayed in receiving, the necessary clearances or approvals for our future products and modifications to our current products may require new 510(k) clearances or premarket approval, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
●	Although we have obtained regulatory clearance for our products, they will remain subject to extensive regulatory scrutiny.
●	If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the U.S. Food and Drug Administration for our OviTex and OviTex PRS products or other products we may commercialize in the future.

Risks Related to Our Business and Products

●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	We may be unable to renew existing or obtain additional contract positions with major group purchasing organizations and integrated delivery networks for our products, and even if we are able to do so, such contracts may not generate sufficient sales of our products.
●	We have limited data and experience regarding the safety and efficacy of certain of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.
●	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Securities

●	The trading price of the shares of our common stock has been and could in the future be highly volatile.
●	If we fail to comply or regain compliance with the continued listing standards of Nasdaq, we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over sixty-five published or presented works relating to these clinical findings, either by us or a third-party evaluating one or more product configurations in our OviTex portfolio. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”), were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, chronic obstructive pulmonary disease (“COPD”), diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study, we have also initiated other clinical data collection initiatives evaluating the use of OviTex across a variety of hernia and abdominal wall reconstruction procedures. Among these other initiatives, we continue to enroll patients for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

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

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. In addition, there have been a growing number of published or presented works evaluating the use of OviTex PRS in plastic and reconstruction applications. We also continue to collect patient data in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $800 million.

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

Our revenue for the years ended December 31, 2025 and 2024 was $80.3 million and $69.3 million, respectively, which represents an increase of $11.0 million, or 16% for the year ended December 31, 2025. Our net loss for the same time periods was $38.8 million and $37.8 million, respectively, which represents an increase of $1.0 million, or 3% for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $397.6 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

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

The graphics below illustrate the key features of our OviTex and OviTex PRS products:

OviTex

Optimized Structure & Biology

Porous, low elastin, extracellular matrix combined with PLGA reinforcement provides optimized structure during the critical healing phase- giving surgeons the confidence to help restore function naturally.

Angioconductive ECM

This matrix features an angioconductive network of residual vascular channels, guiding cellular infiltration and advancing revascularization through a process known as angioconduction.

Guided Regeneration

The ECM's rich matrix of collagens, growth factors, and signaling proteins support the formation of functional, remodeled tissue.

3
KEY FEATURES
that unlock the healing and the formation of functional, remodeled tissue

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
●	Disruptive technology supported by compelling pre-clinical and clinical evidence. OviTex product technology is supported by extensive pre-clinical research, including bench testing, in-vitro and in-vivo studies. These studies have demonstrated appropriate physiologic strength for the repair, compliance within the physiologic range of the human abdominal wall, retention of extracellular matrix proteins which may aid in tissue remodeling and porosity and permeability to promote fluid transfer. Our in-vivo non-human primate data demonstrated that use of our OviTex products resulted in more rapid tissue integration and revascularization compared to pure biologic matrices, as well as lower inflammatory response and better functional tissue remodeling compared to permanent and resorbable synthetic mesh. This preclinical data is supported by our compelling clinical evidence showing the safety and efficacy of our OviTex products in published data on over 1,300 hernia patients.
●	Long-term supply agreement that provides pricing flexibility. Our Aroa License provides for the exclusive supply of ovine rumen and manufacture of our OviTex and OviTex PRS products, which gives us a low and fixed cost of raw materials. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods sold, and subject to a true-up adjustment, resulting in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR.
●	Potential cost savings to healthcare systems and hospitals. Our pricing flexibility allows us to sell our OviTex and OviTex PRS products to hospitals and healthcare systems at prices substantially below competitive products based on national average competitive pricing. Our OviTex products are sold at prices approximately 20% to 40% lower than other biologic matrices and resorbable synthetic mesh. We believe our pricing flexibility will continue to drive greater adoption of our products. Our OviTex PRS products are priced below leading biologic matrices, and as we further commercialize our OviTex PRS portfolio, we anticipate that our customers will realize cost savings over biologic matrices based on national average competitive pricing. We believe that the average selling prices across our products will provide financial benefits to our customers in addition to improving clinical outcomes.
●	Established reimbursement pathway for hernia repair. The implantation of biologic matrices and synthetic mesh for hernia repair is coded using an established fixed procedure payment system known as a MS-DRG that consists of a lump sum payment rate that varies based on the degree of complications and comorbidities of each hernia. In addition, surgeons receive payment for their services depending on the coding associated with the procedure. The MS-DRG-based reimbursement system encourages hospitals to become more efficient in treating patients due to its fixed per-patient reimbursement nature.
●	Broad intellectual property portfolio. Our products are covered by intellectual property that broadly covers changing a biologic matrix’s biomechanical properties by interweaving a polymer thread through the biologic matrix. Specifically, our patents claim the ability to tailor stretch resistance. The ability to predictably control the biomechanical properties of a biologic matrix is the cornerstone of our product portfolio. Our intellectual property also covers the development of extracellular matrix derived from ovine rumen, methods for isolating these scaffolds from ovine rumen, layering multiple sheets of these ovine rumen matrices together, sewing in an anti-adhesive layer into a matrix, and adding unique patterns sewn or embroidered into these matrices using different polymers to impart reinforcing strength. Our portfolio also includes patents covering implants with gripping strands, and implants with multivesicular liposomes that may be used to deliver drugs. Through the Aroa License and our issued or allowed patents and patent applications, we have a broad portfolio of intellectual property that is leveraged in all of our reinforced tissue matrix products. In addition, we believe that the trade secrets developed with Aroa create additional barriers to entry.

●	Highly accomplished executive team with proven track record. Our executive team consists of seasoned medical device professionals with deep industry experience, and a broad network of relationships within the industry and the medical community. Our executive team has led and managed companies through significant growth and introduction and commercialization of multiple new products, including driving surgeon adoption of biologic and biosurgery technologies. Members of our team have held leading positions with medical technology companies such as Orthovita Inc., Stryker Corporation, OraSure Technologies, Inc., Abiomed, LifeCell and Medtronic plc. We believe this team is well-positioned to lead us through the commercial expansion of our products and development and launch of future products.

Our Growth Strategy

Our goal is to become the leading provider of soft-tissue reconstruction products. The key elements of our strategy include:

●	Successfully deploy our U.S. commercial organization to support our growth. We primarily sell our products through a single direct sales organization in the U.S. As of December 31, 2025, we had 150 employees in our U.S. based commercial organization. We plan to hire additional territory managers and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures. We believe we can also enhance the productivity of our sales force by improving customer segmentation and targeting, implementing and further refining our proprietary training programs, leveraging support from our medical education and medical affairs functions to drive physician awareness and education on our products, and utilizing engagement analytics to support product development.
●	Promote awareness of our products to drive surgeon use. We educate surgeons regarding the value proposition of our products through presentations and exhibits at industry conferences, medical education symposia, direct training and education, webinars and publishing additional clinical data demonstrating the benefits of our products and establishing online peer-to-peer communities. We plan to continue to drive awareness of our products through in-person and virtual versions of these programs, while expanding their geographic reach and increasing the number of surgeon interactions. We will continue to increase our digital marketing efforts as well to build brand awareness with event marketing engagement, targeted ads and emails, various social media efforts and patient education and outreach efforts.
●	Drive utilization through existing GPO and IDN contracts and secure additional contracts. We are focused on partnering with our existing GPO- and IDN-contracted customers to promote implementation of our contracts, increase our access to surgeon customers, broaden awareness of products and our economic messaging and help drive utilization of our products within associated hospitals and healthcare systems. To date, we have contracted with three national GPOs covering our OviTex and OviTex PRS products. In addition, we continue to pursue contracts with additional GPOs and IDNs. GPO and IDN contracts enable greater access to geographies with high procedural volumes and provide prioritized status within hospital procurement systems.
●	Continue to build upon clinical evidence of the effectiveness and safety of our products. We are committed to evidence-based medicine and investing in clinical data to support the use of our products. In our BRAVO study, the recurrence rate at the 24-month time point was 2.6%, and SSOs were observed in 38% of the study population. 78% of all enrolled patients were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, COPD, diabetes mellitus, coronary artery disease, or advanced age (≥75 years). Our analysis of patients in the BRAVO study reaching 24-month follow-up was published in the Annals of Medicine and Surgery in October 2022. Our post-market prospective study, BRAVO II, is ongoing and evaluates OviTex LPR, OviTex Core Permanent and OviTex 1S Permanent in the robotic repair of ventral and inguinal hernias over 24 months. We have also initiated a post-market prospective study, ECH[2]O2, to evaluate OviTex 1S Resorbable and OviTex Core Resorbable in the repair of hiatal hernias over five years. With respect to OviTex PRS, in addition to independent, third-party publications evaluating the use of the product in various soft tissue applications, we also continue to enroll patients in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Following receipt of our investigational device exemption application in October 2024 relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction, we continue to evaluate and finalize the clinical study protocol to eventually support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. Lastly, we have initiated the collection of real-world quality improvement data on 1,100 patients across the entire OviTex and OviTex PRS portfolio of products and will be evaluating these patients over a 24 month follow-up period.
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

OviTex Reinforced Tissue Matrix

Our OviTex Reinforced Tissue Matrix has received multiple 510(k) clearances from the FDA, which were obtained and are currently held by Aroa. OviTex is intended for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists. Indications for use include the repair of hernias and/or abdominal wall defects that require the use of reinforcing material to obtain the desired surgical outcome. Our OviTex products can be used in a variety of hernia repairs, including simple and complex ventral, inguinal and hiatal hernias, as well as abdominal wall reconstructions.

Our OviTex products are sterile reinforced tissue matrices derived from ovine rumen with either polypropylene, PGA or PLGA. The product is provided in a dry, hydratable form and packaged in a double pouched configuration. The product can be stored at room temperature and only needs five minutes of rehydration for use. To be used in surgery our OviTex product is trimmed to fit the site, if needed, rehydrated with sterile saline for five minutes and then positioned to achieve maximum contact between the device and the surrounding tissue. The device may be sutured, stapled or tacked into place.

All of our OviTex products were designed to minimize the amount of polymer material implanted in patients. The synthetic material in our OviTex products comprise approximately 5% of our final Core, 1S and 2S products and approximately 13% in our OviTex LPR devices and IHR devices. Depending on the configuration selected, the amount of polymer is approximately 75% less than the polymer content of the most widely implanted permanent synthetic mesh, thereby reducing the patient’s foreign body inflammatory response to the polymer.

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

OviTex Portfolio

	OviTex	OviTex 1S	OviTex 2S	OviTex LPR	OviTex IHR

Size and Shape	4x8 cm to 25x40 cm* (Rectangle or Square)	4x8 cm to 25x40 cm* (Rectangle or Square)	4x8 cm to 25x40 cm* (Rectangle or Square)	12x18 cm to 15x25 cm* (Ellipse); 6cm**, 9cm to 15cm (Circle)	10x17 cm (Anatomical); 13x17 cm (Rectangle)

Strength	+	++	+++	+	+

Layers of Ovine Rumen	Four	Six	Eight	Four	Three or Four (Anatomical); Three (Rectangle)

Common Procedures	Moderate ventral hernia (pre-peritoneal placement), inguinal hernia, hiatal hernia	Moderate to complex ventral hernia, can be placed intraperitoneally	Complex ventral hernia and abdominal wall reconstruction and can be used for bridging, can be placed intraperitoneally	Laparoscopic or Robotic-assisted surgery	Laparoscopic or Robotic-assisted inguinal hernia repair

Polymer	Resorbable (PGA or PLGA) or Permanent (Polypropylene)	Resorbable (PGA or PLGA) or Permanent (Polypropylene)	Resorbable (PGA or PLGA) or Permanent (Polypropylene)	Resorbable (PLGA) or Permanent (Polypropylene)	Resorbable (PLGA) or Permanent (Polypropylene)

Shelf Life	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months	Resorbable‑18 months Permanent-36 months

Configuration	Exposed polymer on both sides	Exposed polymer on one side, and one smooth side	Two smooth sides	Exposed polymer on one side, and one smooth side	Exposed polymer on both sides

Commercial Availability	U.S. Europe***	U.S. Europe***	U.S. Europe***	U.S. Europe***	U.S. Europe***

*25 x 30 cm and 25 x 40 cm sizes currently only available with permanent (polypropylene) polymer.

**OviTex LPR 6 cm circle currently only available with resorbable (PLGA) polymer.

***Resorbable PLGA variants of OviTex currently only available in the U.S.

+Denotes relative level of strength.

OviTex Plastic and Reconstructive Surgery — OviTex PRS

OviTex PRS, has received 510(k) clearance from the FDA, which clearance was obtained by Aroa and is held by us, and is indicated for use in implantation to reinforce soft-tissue where weakness exists in patients requiring soft-tissue repair or reinforcement in plastic and reconstructive surgery. In March 2023, we received an additional 510(k) clearance, which expands the OviTex PRS portfolio to include OviTex PRS Long-Term Resorbable and in March 2025, we announced the U.S. launch of larger sizes of OviTex PRS. Our OviTex PRS portfolio can be stored at room temperature and comes in the same packaging and requires the same rehydration and fixation as our OviTex products.

Our OviTex PRS portfolio is a sterile reconstructive reinforced tissue matrix that comes in three different options. The short-term resorbable and permanent PRS options are composed of two or three layers of ovine rumen joined by a patented corner-lock embroidered diamond patterned polymer (PGA or polypropylene) that allows the product to stretch uni-directionally while also maintaining its shape. Machine punched regularly spaced fenestrations, or holes and die-cut slits in the product facilitate fluid management, allow for rapid cellular infiltration and create a directional bias to the stretch. The third option, the long-term resorbable PRS, provides bi-directional stretch and longer resorption profile utilizing PLGA. Our OviTex PRS product is available in arced rectangle, contour and oval and circular shapes in a range of sizes (4.5 × 16 cm through 25 × 30 cm, 25 cm diameter circle) to suit surgeon preference and nature of the soft-tissue repair in plastic and reconstructive surgery. The device may be trimmed to a desired shape to further accommodate individual anatomy. The current shelf life of permanent OviTex PRS is 36 months, the current shelf life of short-term resorbable OviTex PRS is 12 months and the current shelf life of the long-term resorbable OviTex PRS is 18 months.

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

Clinical Programs

We are committed to obtaining evidence to support the safety and efficacy of our products across their indications. Clinical data has been published on over 1,300 patients treated with OviTex in ventral hernia, inguinal hernia, hiatal hernia, and abdominal wall reconstruction. As part of our clinical research program, we have developed two post-market studies, BRAVO and BRAVO II. This commitment to generating clinical data through controlled prospective studies with 24-month follow-up will allow us to understand the short- and long-term benefits of using OviTex in hernia repair.

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

Lastly, we have initiated the collection of real-world quality improvement data on 1,100 patients across the entire OviTex and OviTex PRS portfolio of products and will be evaluating these patients over a 24 month follow-up period.

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

Patents

As of December 31, 2025, we exclusively license two issued U.S. patents that will expire in 2029 and 2031. We own twenty-six U.S. issued patents which will expire between 2035 and 2041 and ten pending U.S. patent applications, which subject to issuance, are projected to expire between 2035 and 2045, without taking into account potential patent term extensions or adjustments. In addition to our U.S. intellectual property, we also own eleven issued non-U.S. patents and fourteen pending non-U.S. patent applications, including seven applications under the Patent Cooperation Treaty (“PCT”), which, subject to issuance, would be projected to expire between 2036 and 2044 and have exclusively licensed issued patents in Europe and Canada that will expire in 2029.

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

We market our products to hospitals, ambulatory surgery centers, surgeons, GPOs, IDNs and medical device supply chain participants primarily through our direct sales force. Our sales representatives and sales managers have substantial medical device experience. As of December 31, 2025, we had 150 employees in our U.S. based commercial organization, which includes sales management, territory managers, marketing and administrative and field-based support staff. We plan to hire additional territory managers and field-based support employees to support and service new accounts for soft-tissue reconstruction procedures.

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

The proprietary ovine rumen used in the manufacturing of our products is obtained from sheep raised for human consumption in New Zealand and is currently sourced by Aroa from a New Zealand abattoir, or slaughterhouse. Although only one abattoir is currently qualified, there are more than 30 additional abattoirs in New Zealand that could be used to source the ovine rumen. New Zealand cattle and sheep are considered by the USDA to be free of prion disease (progressive neurodegenerative disorders, including scrapie). The sheep receive veterinary inspection prior to slaughter and then each carcass is inspected post-mortem for the presence of disease according to USDA approved standards. Only sheep which pass full inspection can be used as a raw tissue source for our products and all the ovine rumen is processed in compliance with the FDA’s regulations for Medical Devices Containing Materials Derived from Animal Sources. Once the ovine rumen is procured, our reinforced tissue matrix products are then manufactured by Aroa at its facility in Auckland, New Zealand.

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

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the Quality Management System Regulation, or QMSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Beginning in February 2026, FDA will evaluate PMA submissions against the harmonized QMSR. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer.

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

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:

●	the FDA’s “QMSR”, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling and marketing regulations which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated;
●	complying with requirements for Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	advertising and promotion requirements, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	restrictions on sale, distribution or use of a device;
●	device establishment, registration and listing requirements and annual reporting requirements;
●	approval or clearance of modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance activities and regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QMSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, untitled letters, FDA Form 483s, fines, injunctions, consent decrees and civil penalties;
●	recall or seizure of products;
●	operating restrictions, partial suspension or total shutdown of production;
●	the FDA’s refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
●	the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;
●	withdrawing approvals that have already been granted or reclassifying the devices; and
●	criminal prosecution.

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

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered, and manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Manufacturers are responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Eudamed is not yet fully functional and will be gradually rolled out. Use of a particular module of Eudamed (e.g. the UDI/device registration module) will become mandatory six months after the publication in the OJEU of the notice confirming the functionality of such module. In November 2025, the European Commission published a notice declaring the functionality of the first four Eudamed modules, which triggers mandatory use of those modules from 28 May 2026 under the MDR transitional provisions.

In Great Britain (England, Wales and Scotland), in respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, medical devices must be registered with the Medicines and Healthcare products Regulatory Agency (“MHRA”) (the UK medicines and medical devices regulator) before they are placed on the market. If a manufacturer is based outside the United Kingdom, it must appoint a single UK Responsible Person established in the United Kingdom to act on its behalf in relation to specified obligations, including device registration. Under current transitional measures, certain CE-marked devices may continue to be placed on the Great Britain market for limited periods depending on the EU legislation the device complies with, including generally up to the sooner of certificate expiry or June 30, 2028 for devices compliant with the EU MDD, and up to June 30, 2030 for devices compliant with EU MDR. After the applicable transition period, a UK Conformity Assessed (“UKCA”) mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. The UKCA mark is not recognized for placing devices on in the EU market. EU medical device rules continue. For Northern Ireland, devices generally require CE marking and where a UK notified body is used for mandatory third-party conformity assessment, the device must bear the combined CE and UKNI mark (“CE UKNI”), although devices bearing CE UKNI mark are not accepted on the EU market.

Following a public consultation, the UK government is implementing changes to the medical devices legislation. The first piece of legislation became law in December 2024 and took effect on June 16, 2025, implementing changes to the post-market surveillance requirements for medical devices in Great Britain, with the aim of facilitating greater traceability of incidents. Further legislation will be put in place in 2026 to introduce new pre-market requirements, including an international reliance procedure for approval of certain medical devices for the Great Britain market.

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

Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that created individual privacy rights for California residents and increased the privacy and security obligations of entities handling certain personal data, including sensitive personal information. Certain states have also passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law regulating health and medical information that is not subject to HIPAA.

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

Foreign data protection laws may also apply to health-related and other personal information belonging to individuals who reside outside of the U.S. whose personal information we process. For example, the collection, use, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (EEA) and the United Kingdom (UK), including personal health information, is subject to the strict requirements of the EU General Data Protection Regulation (the “EU GDPR”), the UK General Data Protection Regulation (the “UK GDPR”) (collectively referred to as the “GDPR”), as well as other national data protection legislation in force in the relevant EEA

Member States and the UK (including the UK Data Protection Act 2018 and UK (Data Use and Access) Act) 2025. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million for the UK GDPR) or 4% of the annual global revenues of the corporate group of the noncompliant company, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Among other requirements, the GDPR regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EEA and UK. In July 2023, the EU adopted the EU-U.S. Data Privacy Framework (“DPF”) to facilitate cross-border transfers of data from the EU to the U.S. A company may participate under the DPF by self-certifying and publicly committing to comply with the applicable DPF principles.

Currently, the EU and UK data protection regimes remain largely aligned, but there is a possibility of further divergence in the future.

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

Human Capital Resources

As of December 31, 2025, we had 218 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

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

We have incurred net losses since our incorporation on April 17, 2012. For the years ended December 31, 2025, 2024 and 2023, we had net losses of $38.8 million, $37.8 million and $46.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $397.6 million.

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

As of December 31, 2025, we had $60.0 million of indebtedness outstanding under our credit facility with Perceptive Credit Holdings V, LP (“Perceptive”) that matures in November 2030.

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

In addition, the Perceptive credit facility contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests, including the incurrence of additional indebtedness, effecting certain corporate changes, making certain investments, acquisitions or dispositions and paying dividends.

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

As of December 31, 2025, our commercial organization consisted of 150 employees in the U.S. and 19 employees in Europe. To generate future revenue growth, we plan to continue to expand the size and geographic scope of our direct sales organization. This growth may require us to split or adjust existing sales territories, which may adversely affect our ability to retain customers in those territories. Additionally, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of medical devices and related products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. We cannot assure you that we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Our operating results are directly dependent upon the sales and marketing efforts of our employees. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used, may negatively impact certain aspects of our business, our prospects, results of operations and financial condition.

Macroeconomic conditions, including those placing financial strain on hospital systems and their ability to perform the procedures in which our products are used, or those stemming from external cybersecurity events, supply chain disruptions of critical surgical supplies, inflationary pressures, tariffs, geopolitical conflict or other macroeconomic events, may adversely impact our business, financial condition and prospects. These financial and resource strains on the healthcare system, may further impair labor and staffing in the hospital sector, and in turn hospital capacity for elective procedures. Any prolonged delays in normalized levels of elective surgeries by governmental, hospital or payor actions would continue to impair net sales of our products.

General supply chain disruptions, have in the wake of severe weather events and geopolitical turmoil, such as the ongoing Russia-Ukraine conflict, recent events in Venezuela and the current conflicts in the Middle East (including any escalation or expansion) continue to threaten trade globally and weaken supply systems. We currently rely on Aroa, which is headquartered in New Zealand, for supply of our products. While there have been minimal disruptions to our supply chain to date, there is a risk that in the future supplies of our products could be disrupted or delayed based on competition within the supply chain or otherwise affected by substantial inflationary pressures from other underlying macroeconomic conditions. There can be no assurance that we would be able to timely implement any mitigation plans relating to our supply chain.

Continued concerns about the systemic impact of potential economic slowdown or recession, liquidity constraints, failures and instability in the U.S. and international financial banking systems, and geopolitical turmoil, including the ongoing Russia-Ukraine conflict, recent events in Venezuela and the current conflicts in the Middle East (including any escalation or expansion), have contributed to increased market volatility and diminished expectations for economic growth in the world. These conditions may lead to continued volatility in the future, which could result in a decline in our stock price, high inflation, increase our cost of capital and adversely affect our ability to access the capital markets in the future even after local conditions improve.

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

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has in the past raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the prices of our products at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing or the pricing of those who do or will collaborate with. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Sales of our OviTex products accounted for 64%, 66% and 67% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. We first commercialized OviTex products in the U.S. in 2016 and have subsequently launched our OviTex products in Europe, introduced our larger sized OviTex products, as well as OviTex LPR and OviTex IHR product configurations for deeper penetration into laparoscopic and robotic-assisted hernia surgical repairs. In addition to our OviTex products, we have also commercialized our OviTex PRS products for use in surgery for soft-tissue repair or reinforcement in plastic and reconstructive procedures, introduced our larger sized OviTex PRS products and continue to distribute the LIQUIFIX Hernia Mesh Fixation Devices (LIQUIFIX FIX8™ and LIQUIFIX Precision™) pursuant to our distribution agreement with Advanced Medical Solutions Limited. While we continue to diversify our portfolio and revenue sources, we expect that sales of our OviTex products will account for the majority of our revenue for the foreseeable future while we continue to grow market share for our OviTex PRS products, LIQUIFIX and any complementary products that we may develop or distribute from time to time. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

The products we commercialize have been cleared by the FDA and other regulatory authorities for specific indications. Our OviTex products are reinforced tissue matrices designed for use as a surgical mesh to reinforce and/or repair soft-tissue where weakness exists and indications for use of our OviTex products include the repair of hernia and/or abdominal wall defects which require the use of reinforcing or bridging material to obtain the desired surgical outcome. Our OviTex PRS products are reconstructive reinforced tissue matrices designed for implantation to reinforce soft-tissue where weakness exists in patients requiring soft tissue repair or reinforcement in plastic and reconstructive surgery. In connection with the March 2019 meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee, the FDA stated that no surgical mesh device has been cleared or approved for use in breast surgery, and that to obtain such indication, the product sponsor must obtain an approved PMA. This statement applies to our OviTex PRS products as they are not cleared or approved for use in breast surgery and thus, we are prohibited from marketing them for that use. OviTex PRS or any other product we may develop for use in breast surgery will need to be approved specifically for that indication and there can be no guarantee that it will be approved. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. In October 2025, we completed the required IDE annual Report filing and anticipate additional FDA interactions related to identification of an adequate clinical protocol that would be sufficient to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. There can be no assurance that we will be able to secure a PMA approval in a timely manner, or at all. Any marketing for OviTex PRS or any other product for a use in breast reconstruction surgery would be deemed off-label promotion of that product if it has been cleared for a general indication of use to reinforce or repair soft-tissue and has not received an approval specifically for use in breast surgery. We train our marketing personnel and direct sales force to not promote our OviTex or OviTex PRS products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a surgeon or medical professional from using our OviTex or OviTex PRS products or other products we may commercialize in the future for off-label uses.

Although we train our direct sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared or approved for use, the FDA or another regulatory authority could conclude that we have engaged in off-label promotion. If the FDA determines that our promotional or training materials constitute promotion of an off-label use, or make claims that are not supported by the available clinical data, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or non-U.S. enforcement authorities might take action under other regulatory authorities if they consider our business activities to constitute promotion of an off-label use, or are otherwise objectionable, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

If competitors enter into supply contracts with our customers that disfavor our products or discourage their use, our commercial success could be adversely affected.

The markets in which we operate are highly competitive, and our competitors may seek to gain commercial advantages by entering into exclusive or preferential supply agreements, long-term contracts, bundled pricing arrangements, or other contractual arrangements with our existing or prospective customers. Such arrangements may include provisions that:

●	create financial incentives for customers to purchase competing products in preference to ours, such as volume-based rebates, loyalty discounts, or tiered pricing structures that reward exclusivity;
●	impose penalties, forfeiture of rebates, or other financial consequences on customers who purchase or use our products alongside or instead of a competitor’s products;
●	establish sole-source or preferred-supplier designations that effectively foreclose or limit our access to those customers;
●	require customers to meet minimum purchase thresholds for competing products, thereby reducing the shelf space or budget allocation available to our products;
●	include “most-favored nation” or similar pricing clauses that create structural disincentives for customers to negotiate with us on competitive terms; or
●	restrict customers’ ability to recommend, promote, or actively market our products to end users.

We may not become aware of such arrangements in a timely manner, and even where we are aware, we may be unable to offer terms that are sufficiently satisfactory to cause customers to modify or terminate their existing contractual commitments. Competitors with greater financial resources, broader product portfolios, or longer-standing customer relationships may be better positioned than us to offer more preferential supply contract terms, which would further limit our commercial success.

We cannot provide assurance that we will be able to successfully compete against these types of arrangements or that any countermeasures we employ, such as negotiating our own preferred supply terms, improving our pricing competitiveness, or enhancing the clinical or commercial differentiation of our products, will be effective. If any of the foregoing risks materialize, our business, financial condition and results of operations, could be adversely impacted.

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

Approximately 15%, 15% and 10% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively, came from sales in markets outside of the U.S. Part of our sales strategy is to maintain our European presence. European sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval in international markets;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	fluctuations in currency exchange rates;
●	non-U.S. certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns in unfamiliar countries;
●	customs clearance and shipping delays;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
●	the impact of the macroeconomic factors, including pandemics, epidemics and other public health outbreaks, inflationary pressures and geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, recent events in Venezuela and the current conflicts in the Middle East (including any escalation or expansion);
●	natural disasters and pandemics, epidemics or public health outbreaks, which result in lock-downs, travel restrictions and other restrictions on our ability to operate internationally;
●	preference for locally produced products;
●	potentially adverse tax consequences, including the complexities of non-U.S. value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
●	the burdens of complying with a wide variety of non-U.S. laws and different legal standards; and
●	increased financial accounting and reporting burdens and complexities.

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

Aroa is required under the Aroa License to manufacture all of our OviTex and OviTex PRS products at its manufacturing and warehousing facility in Auckland, New Zealand. The production of all of our OviTex and OviTex PRS products in a single location exposes us to the risk of Aroa’s facility being harmed or rendered inoperable by natural or man-made disasters or pandemics, which may render it difficult or impossible for Aroa to perform its manufacturing and assembly activities for some time. Although we and Aroa intend to establish redundant production facilities to lessen the risk of production disruptions, we will need to ensure that any manufacturing facility complies with our quality expectations and applicable regulatory requirements, including QMSR. If we are unable to establish redundant manufacturing facilities in a timely manner, any disruption in the manufacture of our OviTex and OviTex PRS products at Aroa’s manufacturing and warehouse facility, the continued commercialization of our OviTex and OviTex PRS products, the supply of our OviTex and OviTex PRS products to customers and the development of any new reinforced tissue matrix products will be suspended, delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

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

We, or our partners, may experience development or manufacturing problems, capacity constraints, disruptions or delays in the production of our products that could limit the potential growth of our revenue or increase our losses.

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

We own twenty-six issued U.S. patents and have ten pending U.S. patent applications. As of December 31, 2025, we had rights, whether through ownership or licensing, to twenty-eight issued or allowed U.S. patents, ten pending U.S. patent applications, eleven issued non-U.S. patents and fourteen pending non-U.S. patent applications., including seven applications under the Patent Cooperation Treaty (“PCT”). Our issued U.S. patents will expire between 2035 and 2041. The licensed patents will expire between 2029 and 2031.

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

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the U.S. and internationally including by the FDA and competent authorities of the EU member states. The FDA and other foreign equivalents regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export restrictions.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can generally last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our reinforced tissue matrix products and result in enforcement actions such as:

●	warning letters, untitled letters or FDA Form 483s;
●	fines;
●	injunctions;

●	civil penalties;
●	termination of distribution;
●	recalls or seizures of products;
●	delays in the introduction of products into the market;
●	total or partial suspension of production;
●	refusal to grant future clearances or approvals;
●	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and
●	in the most serious cases, criminal penalties.

We believe that any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations.

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

Even after we have obtained the proper regulatory approval to market our products, they will be subject to ongoing regulatory requirements for design, development, manufacturing, testing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, recalls and field safety corrective actions, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or applicable state, or non-U.S. regulatory authorities, which may include any of the following sanctions:

●	issue FDA Form 483s, warning or untitled letters that would result in adverse publicity or may require corrective advertising;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention, or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future clearances under Section 510(k) or premarket approvals or EU regulatory approvals of new products, new intended uses, or modifications to existing products;
●	withdrawal or suspension of regulatory clearances or approvals;
●	FDA refusal to issue certificates to non-U.S. governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QMSR which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, Aroa must maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Beginning February 2, 2026 the FDA is enforcing the harmonized QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various EU laws and regulations governing manufacturing.

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

If guidelines for soft-tissue reconstruction surgery change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our OviTex, OviTex PRS products or other products we may commercialize in the future.

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

We are subject to the FDA’s medical device reporting regulations and similar EU and other foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, which could include untitled letters, warning letters, FDA Form 483s, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of related approvals, seizure of our products or delay in clearance or approval of future products.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices, or the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, beginning February 2, 2026, FDA began enforcement of the QMSR, which replaced the prior Quality System (QS) Regulation by an amendment to 21 C.F.R. Part 820. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance of or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Current or future presidential administrations could issue or promulgate executive orders, regulations, policies or guidance that adversely affects us or creates a more challenging or costly environment in which to operate our business. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, social engineering (including via phishing attacks) or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, led by California, with its CCPA, which created individual privacy rights for California residents and increased the privacy and security obligations of entities handling certain personal data, a great number of states have passed comprehensive privacy laws. These laws may increase our compliance costs and potential liability. Further, similar laws have been proposed in numerous other states and privacy-related laws have also been proposed at the federal level. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information. In addition, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information, These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

Certain of our products and services are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These may include the Payment Card Industry Data Security Standards (“PCI-DSS”), AICPA Security Organization Control 2 (“SOC 2”) and HITRUST certification, which apply to or are maintained by certain of our solutions. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

A failure to comply - or even a perceived failure to comply under uncertain standards - with these current or future federal and state laws and regulations and industry standards relating to data privacy and security could lead to investigatory or regulatory action, private litigation or class actions that could result in exposure to civil or criminal penalties, monetary or statutory damages, attorney fee awards and/or exposure to adverse publicity that could negatively affect our operating results and business. Risks, complexity and uncertainty relating to privacy and data protection laws may also impact our business activities, for example by slowing, impeding or restricting clinical trial participant recruitment and marketing initiatives.

These risks are enhanced in certain jurisdictions as we expand our operations internationally. The EU’s GDPR became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, of data subjects residing in the European Economic Area. For example, the GDPR imposes higher standards for obtaining consent from individuals to process their personal data (where consent is required), more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. This risk is increased because EU member states have made their own laws and regulations limiting the processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and profiling and automated individual decision-making of individuals, which limits our ability to process personal data or other data and could cause our compliance costs and liability risks to increase, harming our business and financial condition.

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

The GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, Switzerland or the United Kingdom, including the United States, to other countries in respect of which the European Commission or the United Kingdom government has not issued a so-called “adequacy decision” or “ adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses (SCCs) for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the United Kingdom, the International Data Transfer Agreement or Addendum (IDTA). Under both the GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including conducting an analysis of the laws in the destination country. The continued implementation of the updated SCCs and UK IDTA, and conducting the required risk assessments, may continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. The international transfer obligations under the UK and EU data protection regimes will continue to require significant effort and cost, and may result in us needing to make strategic considerations around where UK and EEA personal data is transferred and which vendors we can utilize for the processing of UK and EEA personal data. Any inability to transfer personal data from the UK and EEA to the U.S (and other third countries) in compliance with data protection laws may adversely affect our operations and our business and financial position. The European Commission decision recognizing the United Kingdom as having adequate laws to the protect the rights and freedoms of data subjects ensures that personal data can transfer to from the EEA to the United Kingdom without an approved transfer mechanism. The United Kingdom Government also confirmed that data transfers to the EEA remain free flowing.

In addition, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in March 2025, the United States placed an additional 20% tariff on most goods from China, imposed an additional 25% tariff on most products from Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”) and a 10% tariff on certain non-USMCA energy products), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. Section 232 tariffs are import restrictions imposed, based on a finding that certain imports threaten to impair U.S. national security. In April 2025, the U.S. government imposed 25% Section 232 tariffs on passenger vehicles and light trucks (with similar Section 232 tariffs on components for such vehicles expected to be imposed beginning in May 2025); an additional reciprocal tariff of 125% on most imports from China; and an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. In May 2025, the U.S. and Chinese governments announced a trade deal temporarily suspending such reciprocal tariffs of 125%. There are certain products exempt from the reciprocal tariff measures, including items subject to Section 232 tariffs (e.g., steel and aluminum articles); certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, and other products derivative of critical minerals. However, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has recently initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; and medium-duty and heavy-duty trucks and parts therefor. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition, results of operations or our industry. On February 20, 2026, the U.S. Supreme Court struck down certain reciprocal tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court decision, the U.S. federal administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carve outs, effective February 24, 2026. These tariffs are authorized to remain in effect for a period of up to 150 days and the U.S. federal administration has stated that it intends to use other authorities to maintain historically elevated tariffs. The impact of these potential tariffs on our financial condition, results of operations or industry, if any, is subject to a number of factors that are not yet known, including any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.

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

In the U.S., we currently compete with Allergan, a subsidiary of AbbVie, C.R. Bard, a subsidiary of Becton, Dickinson and Company, MTF Biologics, RTI Surgical and Integra Life Sciences, which produce, among other things, soft-tissue reconstruction surgery products, including Strattice and Alloderm, Phasix, FlexHD, Cortiva, and SurgiMend and DuraSorb, respectively. In the EEA, we compete with Bard, who produces other soft-tissue reinforcement products. Many of these competitors are large, well-capitalized companies with significantly greater market share and contracting power than us, selling products that have been on the market prior to the commercialization of our products. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can, while benefiting from greater brand awareness. We believe other emerging businesses are in the early stages of developing similar products designed for soft-tissue reconstruction surgery. Although we are the only ovine-derived implantable product designed for soft-tissue reconstruction surgery, there are other soft tissue reconstruction surgery products derived solely, or in part, from other biological sources.

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

Global supply chains have been impacted because of severe weather, recent geopolitical tensions such as the ongoing Russia-Ukraine conflict, recent events in Venezuela, the current conflicts in the Middle East (including any escalation or expansion) and tensions in other regions and other factors, and this may impact the availability of raw materials and components used in the manufacture of our products. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the effect of the global supply chain disruption.

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

Our single arm multicenter post-market clinical study, which we refer to as our BRAVO study, was fully enrolled at 92 patients. We conducted this study to support the marketing of our OviTex products for their cleared indicated uses, and currently have limited clinical data for use of our OviTex PRS products in patients. The long-term effects of using certain of our products in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies and clinical studies of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

Interim “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or preliminary data from our clinical studies, which is based on a initial analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We may also make assumptions, estimations, calculations and conclusions as part of our preliminary or topline analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim or preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, study population size, safety database size, interpretations of data or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular current or future product candidate or our business. If the interim or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to use such results to support the marketing of our products may be jeopardized.

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

We rely on our own direct sales force, which as of December 31, 2025 consisted of 71 quota-carrying representatives in the U.S. and 12 quota-carrying representatives in Europe, to market and sell our products. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we may be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security incident, data breach, industrial espionage attacks, ransomware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), business email compromises, wrongful intrusions, social engineering (including phishing attacks), or insider threat attacks. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Like other companies in our industry, we have experienced and may in the future experience, threats and cybersecurity incidents or data breaches relating to our, our third-party vendors’, and our customers’ information systems.

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

As of December 31, 2025, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $304.1 million and $244.5 million, respectively. The federal carry forwards for losses incurred prior to 2018 will begin expiring in 2032 for federal purposes. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards will begin expiring in 2026. An allowance for the majority of the NOLs which relate to the U.S. is provided for in our audited financial statements for the year of December 31, 2024 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

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

If we fail to comply or regain compliance with the continued listing standards of Nasdaq we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Stock Market LLC, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid cannot fall below $1.00 per share for a period of more than 30 consecutive trading days. On March 17, 2026, we received a deficiency letter from the Staff of the Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until September 14, 2026, to regain compliance with Rule 5450(a)(1).

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq staff's determination to a Hearings Panel. We intend to actively monitor the closing bid price for our common stock and will consider all available options to resolve the deficiency and regain compliance. However, there can be no assurance that the Company will regain compliance with the minimum bid price requirement. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face negative consequences including the reduction of liquidity and market price of our common stock, our ability to obtain sufficient additional capital to fund our operations, and our ability to operate as a going concern would be substantially impaired.

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

Provisions in our fourth amended and restated certificate of incorporation, as amended, and our third amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our fourth amended and restated certificate of incorporation, as amended, prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	our board of directors may alter certain provisions of our third amended and restated bylaws without obtaining stockholder approval;
●	the approval of the holders of at least two-thirds of our shares entitled to vote at an election of our board of directors is required to adopt, amend or repeal our third amended and restated bylaws or repeal the provisions of our fourth amended and restated certificate of incorporation, as amended, regarding the election and removal of directors;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Our fourth amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our fourth amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United State District Court for the District of Delaware) is the exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our fourth amended and restated certificate of incorporation, as amended, or third amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case, (A) any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (C) for which such court does not have subject matter jurisdiction, in all cases subject to the courts having jurisdiction over indispensable parties named as defendants. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigations costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our fourth amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in such action. Alternatively, if a court were to find the choice of forum provision contained in our fourth amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. This provision will not apply to actions arising under the Securities Act or Exchange Act. Our fourth amended and restated certificate of incorporation, as amended, and third amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

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

We have established monitoring procedures in our effort to mitigate risks related to cybersecurity incidents and data breaches. As part of our cybersecurity risk management, we have adopted a business continuity and incident response plan, which is designed to establish our processes for identifying and responding to significant events that may lead to a business disruption or crisis, including those arising from or related to cybersecurity threats.

Governance

Our board of directors holds oversight responsibility over our strategy and risk management, including risks related to cybersecurity. The board’s oversight of cybersecurity risk management is supported by the Audit Committee, which has responsibility for discussing with management significant cybersecurity risks and the measures we have implemented to monitor and control such cyber risk exposures. The Audit Committee receives quarterly updates from our Director, Information Technology (“IT Officer”) relating to IT and cybersecurity matters, including cybersecurity risks and threats. The Audit Committee provides periodic updates to our board of directors on cybersecurity matters discussed at such meetings. Our IT Officer also provides these and similar reports to the full board of directors on a biannual basis.

Our IT Officer oversees the day-to-day management of the Company’s cybersecurity risk management program. Our IT Officer has over 30 years of experience in IT operations and spent the previous 11 years consulting for the Company and has managed IT for the Company for approximately 1 year. Our IT Officer reports to our Chief Operating Officer and Chief Financial Officer. Our IT Officer coordinates with our legal department and relevant third parties, such as consultants and external legal advisors, to assess and manage material risks from cybersecurity threats. Our IT Officer is also supported by a cross-functional incident response team, which is empowered to review, assess, report, monitor and take action to mitigate or remedy any cybersecurity incidents or data breaches pursuant to our business continuity and incident response plan. Our IT department further supports and has dedicated resources to assist our IT Officer in monitoring, preventing, detecting, mitigating, and remediating any cybersecurity incidents or data breaches pursuant to our policies and procedures.

We have also established a Disclosure Committee, which regularly reviews relevant information related to potential public disclosure of critical business risks and material events.

We have not identified any cybersecurity incidents, data breaches or threats that have materially affected our information or system or are reasonably likely to materially affect our information and systems, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Form 10-K.

ITEM 2.PROPERTIES

Our products are manufactured by our exclusive manufacturer and supplier of our products, Aroa, at their facility in Auckland, New Zealand which currently totals approximately 40,000 square feet.

We lease our corporate headquarters in Malvern, Pennsylvania, which houses our research and development operations, controlled environment room, and office space, and currently totals approximately 36,000 square feet of office and warehouse space. In June 2025, we relinquished approximately 5,000 square feet of office space and warehouse space.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TELA” since November 8,

2019.

Holders

As of March 16, 2026, we had approximately 50 record holders of our common stock.

Dividends

We have not declared or paid any dividends since our inception nor do we expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

As consideration for entering into the Credit Agreement with Perceptive, on November 14, 2025, we issued to Perceptive warrants to purchase up to 2,000,000 shares of our common stock with an exercise price of $1.11. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue such securities.

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

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over sixty-five published or presented works relating to these clinical findings, either by us or a third-party evaluating one or more product configurations in our OviTex portfolio. In October 2022, the 24-month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”), were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, chronic obstructive pulmonary disease (“COPD”), diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study, we have also initiated other clinical data collection initiatives evaluating the use of OviTex across a variety of hernia and abdominal wall reconstruction procedures. Among these other initiatives, we continue to enroll patients for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

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

Our OviTex PRS portfolio is supported by non-human primate data that demonstrated more rapid tissue integration and tissue remodeling compared to the market leading biologic matrix used in this indication. In addition, there have been a growing number of published or presented works evaluating the use of OviTex PRS in plastic and reconstruction applications. We also continue to collect patient data in our OPERA study, a retrospective-prospective trial evaluating the safety profile of OviTex PRS in previous pre-pectoral and sub-pectoral implant-based breast reconstructions. Based on the current sales of biologic matrices in the U.S., we estimate the annual U.S. current addressable market opportunity for our OviTex PRS products to be approximately $800 million.

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

Our revenue for the years ended December 31, 2025 and 2024 was $80.3 million and $69.3 million, respectively, which represents an increase of $11.0 million, or 16% for the year ended December 31, 2025. Our net loss for the same time periods was $38.8 million and $37.8 million, respectively, which represents an increase of $1.0 million, or 3% for the year ended December 31, 2025 inclusive of the gain recognized of $7.6 million on the sale of NIVIS to the MiMedx Group, Inc for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $397.6 million. The vast majority of our revenue to date has been generated from sales of our OviTex and OviTex PRS products in the U.S., with the remainder generated from sales of our OviTex products in Europe and the sale of other products.

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

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, changes in interest rates, further economic downturn or banking instability, monetary policy, changes in trade policies (including the imposition of tariffs and trade protection measures), geopolitical issues, including the ongoing Russia-Ukraine conflict, recent events in Venezuela, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

	Year Ended December 31,		Change
	2025	2024	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$80,275	$69,300	$10,975	16%
Cost of revenue (excluding amortization of intangible assets)	25,554	22,432	3,122	14
Amortization of intangible assets	380	380	—	—
Gross profit	54,341	46,488	7,853	17
Gross margin	68%	67%
Operating expenses:
Sales and marketing	63,182	64,648	(1,466)	(2)
General and administrative	15,694	14,722	972	7
Research and development	9,220	8,813	407	5
Total operating expenses	88,096	88,183	(87)	(0)
Other operating income:
Gain on sale of product line	—	7,580	(7,580)	(100)
Loss from operations	(33,755)	(34,115)	360	(1)
Other (expense) income:
Interest expense	(5,245)	(5,290)	45	(1)
Loss on extinguishment of debt	(888)	—	(888)	NA
Other income	1,287	1,420	(133)	(9)
Total other expense, net	(4,846)	(3,870)	(976)	25
Loss before income tax expense	(38,601)	(37,985)	(616)	2
Income tax (expense) benefit	(230)	144	(374)	(260)
Net loss	$(38,831)	$(37,841)	$(990)	3%

Revenue

Revenue increased by $11.0 million, or 16%, to $80.3 million for the year ended December 31, 2025 from $69.3 million for the year ended December 31, 2024. The increase in revenue was primarily driven by the addition of new customers, growing international sales and the U.S. launch of the new larger-sized PRS configuration. This growth was partially offset by a decrease in average selling prices for our hernia products caused by product mix as the share of smaller-sized units increased. During the year ended December 31, 2025, we sold 22,063 units of OviTex compared to 18,121 units of OviTex during the year ended December 31, 2024, a 22% increase in unit sales volume. Additionally, we sold 5,189 units of OviTex PRS compared to 4,645 units during the year ended December 31, 2023, a 12% increase in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $3.1 million, or 14%, to $25.6 million for the year ended December 31, 2025 from $22.4 million for the year ended December 31, 2024. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales.

Amortization of Intangible Assets

Amortization of intangible assets was $0.4 million for both the years ended December 31, 2025 and 2024.

Gross Margin

Gross margin increased to 68% for the year ended December 31, 2025 from 67% for the year ended December 31, 2024. The increase was primarily due to lower expense recognized for excess and obsolete inventory adjustments as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses decreased by $1.5 million, or 2%, to $63.2 million for the year ended December 31, 2025 from $64.6 million for the year ended December 31, 2024. The decrease was primarily due to lower compensation and benefits primarily from lower severance costs, consulting and travel expenses which offset higher commission expense on an increased revenue base.

General and Administrative

General and administrative expenses increased by $1.0 million, or 7%, to $15.7 million for the year ended December 31, 2025 from $14.7 million for the year ended December 31, 2024. The increase was primarily due to higher compensation and benefits and professional fees.

Research and Development

Research and development expenses increased by $0.4 million, or 5%, to $9.2 million for the year ended December 31, 2025 from $8.8 million for the year ended December 31, 2024. The increase was primarily due to higher study and development costs which offset lower compensation and benefits

Gain on Sale of Product Line

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

Interest Expense

Interest expense decreased by $0.1 million, or 1%, to $5.2 million for the year ended December 31, 2025 from $5.3 million for the year ended December 31, 2024 due to decreases in the variable component of our interest rate. We expect interest expense to increase next year with the new credit facility with Perceptive due to the increase in the borrowing base and the increase in the interest rate.

Loss on Extinguishment of Debt

We recorded a loss on the extinguishment of debt of $0.9 million during the year ended December 31, 2025 related to the repayment of borrowings of our former credit facility with MidCap in November. The losses were primarily comprised of the write-off of unamortized debt discounts and prepayment penalties at the time of extinguishment.

Other Income

Other income decreased by $0.1 million primarily due to lower interest income due to lower interest rates and lower cash balances through 2025.

Income Tax (Expense) Benefit

We recorded tax expense of $0.2 million related to our foreign jurisdiction for the year ended December 31, 2025.We recorded an income tax benefit of $0.1 million for the year ended December 31, 2024 also related to our foreign jurisdiction.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of $50.8 million, working capital of $57.6 million and an accumulated deficit of $397.6 million. As of December 31, 2024, we had cash and cash equivalents of $52.7 million, working capital of $62.5 million and an accumulated deficit of $358.7 million.

On November 13, 2025, we executed an underwriting agreement in connection with an underwritten registered direct offering of 4,189,000 shares of our common stock, at a price of $1.11 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 7,523,000 shares of our common stock at an offering price of $1.1099 per pre-funded warrant, which represents the per share offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering closed on November 17, 2025. The offering resulted in net proceeds of approximately $11.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to us.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of December 31, 2025, we had $60.0 million of borrowings outstanding under our credit facility (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings V, LP (“Perceptive”). The Perceptive Credit Agreement matures in November 2030. Upon closing, we used a portion of the proceeds to repay borrowings under a previous credit facility and intend to use the remaining proceeds to fund operations and other general corporate purposes.

Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Annual Report. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or debt securities or enter into a new credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales have ever been made under the Equity Agreement. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, changing interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash used in operating activities	$(28,219)	$(41,595)	$(40,857)
Cash provided by (used in) investing activities	846	4,451	(599)
Cash provided by financing activities	25,750	43,057	46,267
Effect of exchange rate changes on cash and cash equivalents	(217)	28	164
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,840)	$5,941	$4,975

Operating Activities

During the year ended December 31, 2025, we used $28.2 million of cash in operating activities, resulting from our net loss of $38.8 million, partially offset by our non-cash items of $9.3 million and changes in operating assets and liabilities of $1.5 million. Our non-cash items were primarily comprised of stock-based compensation expense of $3.8 million, our excess and obsolete inventory charge of $2.4 million, noncash loss on extinguishment of debt of $0.9 million, depreciation and amortization expense of $1.0 million and noncash interest expense of $0.5 million. The change in our operating assets and liabilities was primarily related to increases in accounts payable and accrued expenses partially offset by changes in accounts receivable and inventory.

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

Investing Activities

During the year ended December 31, 2025, cash provided by investing activities was $0.8 million, consisting of proceeds received from the sale of NIVIS of $1.3 million, partially offset by $0.4 million in purchases of property and equipment

During the year ended December 31, 2024, cash provided by investing activities was $4.5 million, consisting of proceeds received from the sale of NIVIS of $5.4 million, partially offset by $1.0 million in purchases of property and equipment.

During the year ended December 31, 2023, cash used in investing activities was $0.6 million consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $25.7 million, consisting primarily of $60.0 million in proceeds from the issuance of long-term debt and warrants, $11.8 million of proceeds received from the sale of our common stock and pre-funded warrants, partially offset by the payment of $42.4 million of long-term debt and $3.6 million of debt financing costs.

During the year ended December 31, 2024, cash provided by financing activities was $43.1 million, consisting primarily of $42.9 million in proceeds received from the sale of our common stock and pre-funded warrants, $0.3 million of proceeds received from the issuance of stock under the employee stock purchase plan and $0.2 million of proceeds received from the exercise of stock options, partially offset by the payment of withholding taxes related to stock-based compensation to employees.

During the year ended December 31, 2023, cash provided by financing activities was $46.3 million, consisting primarily of $46.3 million in proceeds received from the sale of our common stock and $0.1 million of proceeds received from the exercise of stock options, partially offset by the payment of withholding taxes related to stock-based compensation to employees.

Indebtedness

On November 13, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive, which provides for a senior secured term loan facility in an aggregate principal amount of up to $70.0 million. An initial loan in an aggregate principal amount of $60.0 million (the “Initial Loan”) was funded under the Perceptive Term Loan Facility on November 14, 2025 (the “Closing Date”). In addition to the Initial Loan, the Perceptive Term Loan Facility includes an additional delayed draw loan in an aggregate principal amount of $10.0 million to be available in a single drawing after the Closing Date on or prior to the Delayed Draw Commitment Termination Date (as defined in the Credit Agreement but not later than April 30, 2027) (the “Delayed Draw Loan,” together with the Initial Loan, the “Loans”), which will be accessible by the Company so long as it satisfies certain customary conditions precedent, including but not limited to, the achievement of net revenue thresholds. The Perceptive Term Loan Facility has a maturity date of November 14, 2030.

The Perceptive Term Loan Facility accrues interest at an annual rate equal to the sum of (a) an applicable margin of 7.85% (the “Applicable Margin”) plus (b) the greater of (i) the Reference Rate (as defined in the Credit Agreement) and (ii) four and one quarter percent (4.25%). Accrued interest on the Term Loans is payable monthly in arrears. Upon an Event of Default (as defined in the Credit Agreement), the Applicable Margin will automatically increase by an additional 3.00% per annum.

Prior to the Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. On the Maturity Date, the Company is required to pay Perceptive the aggregate outstanding principal amount of the Loans and all accrued and unpaid interest thereon. The Term Loans may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.

In connection with the Credit Agreement, the Company also entered into a Security Agreement (the “Security Agreement”), dated as of the Signing Date, with Perceptive, pursuant to which all of its obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of its business. The negative covenants restrict or limit the Company’s ability to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change the Company’s fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of $5.0 million and (ii) as of each calculation date set forth in the Credit Agreement, maintain Revenue (as defined in the Credit Agreement) that is not less than the amounts specified in the Credit Agreement. The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than
(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	Thereafter
Principal payments on long-term debt	$60,000	$—	$—	$60,000	$—
Interest on long-term debt(1)	35,453	7,260	14,520	13,673	—
Operating lease commitments(2)	2,555	557	1,153	845	—
Total	$98,008	$7,817	$15,673	$74,518	$—

(1)	Interest payable reflects the rate in effect as of December 31, 2025. The interest rate on borrowings under the Perceptive Credit Facility is variable and resets monthly.
(2)	Reflects payments due for our lease of office and laboratory space in Malvern, Pennsylvania under an operating lease agreement that expires in 2030.

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

As discussed above in the section of this Annual Report entitled “Liquidity and Capital Resources — Indebtedness,” the Perceptive Credit Facility bears interest at a floating rate of interest, which resets monthly and is equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.4 million increase to our interest expense for the year ended December 31, 2025.

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

The information required by this Item is set forth on pages F-1 through F-31 hereto.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 103 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

ITEM 16.           FORM 10-K SUMMARY

Not applicable.

TELA Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
TELA Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TELA Bio, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over the existence of inventory

As discussed in Note 3 to the consolidated financial statements, the value of inventory was $11.0 million as of December 31, 2025. To facilitate the delivery of its products to customers, the Company maintains inventory at its headquarters and several field locations throughout the country, which includes finished goods inventory consigned to others and held by sales representatives. As of December 31, 2025, the Company had $4.5 million in finished goods consigned to others.

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

Philadelphia, Pennsylvania
March 25, 2026

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,845	$52,670
Accounts receivable, net of allowances of $287 and $275	10,347	10,098
Inventory	11,016	12,781
Prepaid expenses and other current assets	3,373	2,522
Total current assets	75,581	78,071
Property and equipment, net	2,226	2,341
Intangible assets, net	1,359	1,739
Right-of-use assets	1,502	1,738
Other long-term assets	500	2,276
Deferred tax asset, net	—	140
Restricted cash	250	265
Total assets	$81,418	$86,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,309	$2,147
Accrued expenses and other current liabilities	15,666	13,451
Total current liabilities	17,975	15,598
Long‑term debt	55,653	41,124
Other long‑term liabilities	1,477	1,390
Total liabilities	75,105	58,112

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 44,538,264 and 39,395,712 shares issued and outstanding at December 31, 2025 and 2024, respectively	44	39
Additional paid-in capital	403,739	387,059
Accumulated other comprehensive income	91	90
Accumulated deficit	(397,561)	(358,730)
Total stockholders’ equity	6,313	28,458
Total liabilities and stockholders’ equity	$81,418	$86,570

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$80,275	$69,300	$58,453
Cost of revenue (excluding amortization of intangible assets)	25,554	22,432	17,961
Amortization of intangible assets	380	380	380
Gross profit	54,341	46,488	40,112
Operating expenses:
Sales and marketing	63,182	64,648	59,681
General and administrative	15,694	14,722	14,887
Research and development	9,220	8,813	9,619
Total operating expenses	88,096	88,183	84,187
Other operating income:
Gain on sale of product line	—	7,580	—
Loss from operations	(33,755)	(34,115)	(44,075)
Other (expense) income:
Interest expense	(5,245)	(5,290)	(5,223)
Loss on extinguishment of debt	(888)	—	—
Other income	1,287	1,420	2,634
Total other expense, net	(4,846)	(3,870)	(2,589)
Loss before income tax (expense) benefit	(38,601)	(37,985)	(46,664)
Income tax (expense) benefit	(230)	144	—
Net loss	$(38,831)	$(37,841)	$(46,664)
Net loss per common share, basic and diluted	$(0.83)	$(1.33)	$(2.04)
Weighted average common shares outstanding, basic and diluted	46,947,932	28,526,441	22,868,663
Comprehensive loss:
Net loss	$(38,831)	$(37,841)	$(46,664)
Foreign currency translation adjustment	1	(1)	(59)
Comprehensive loss	$(38,830)	$(37,842)	$(46,723)

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit		Total
Balance at January 1, 2023	19,165,027	$19	$288,361	$150	$(274,225)		$14,305
Vesting of restricted stock units and exercise of stock options	126,987	—	127	—	—		127
Issuance of common stock under the employee stock purchase plan	10,602	—	88	—	—		88
Shares withheld for employee taxes	(27,131)	—	(289)	—	—		(289)
Foreign currency translation adjustment	—	—	—	(59)	—		(59)
Stock‑based compensation expense	—	—	5,032	—	—		5,032
Sale of common stock, net of underwriting discounts, commissions and offering costs	5,219,190	5	46,336	—	—		46,341
Net loss	—	—	—	—	(46,664)		(46,664)
Balance at December 31, 2023	24,494,675	24	339,655	91	(320,889)	—	18,881
Vesting of restricted stock units and exercise of stock options	229,606	1	225	—	—		226
Issuance of common stock under the employee stock purchase plan	58,994	—	281	—	—		281
Shares withheld for employee taxes	(57,563)	—	(369)	—	—		(369)
Foreign currency translation adjustment	—	—	—	(1)	—		(1)
Stock‑based compensation expense	—	—	4,362	—	—		4,362
Sale of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	14,670,000	14	42,905	—	—		42,919
Net loss	—	—	—	—	(37,841)		(37,841)
Balance at December 31, 2024	39,395,712	39	387,059	90	(358,730)		28,458
Vesting of restricted stock units	279,765	1	—	—	—		1
Issuance of common stock under the employee stock purchase plan	58,235	—	105	—	—		105
Shares withheld for employee taxes	(84,448)	—	(205)	—	—		(205)
Issuance of common stock warrants in connection with credit facility	—	—	1,413	—	—		1,413
Exercise of pre-funded warrant	700,000	—	(1)	—	—		(1)
Foreign currency translation adjustment	—	—	—	1	—		1
Stock‑based compensation expense	—	—	3,796	—	—		3,796
Sale of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	4,189,000	4	11,572	—	—		11,576
Net loss	—	—	—	—	(38,831)		(38,831)
Balance at December 31, 2025	44,538,264	$44	$403,739	$91	$(397,561)		$6,313

See accompanying notes to consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(38,831)	$(37,841)	$(46,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	630	632	428
Noncash interest expense	529	609	599
Noncash loss on extinguishment of debt	888	—	—
Amortization of intangible assets	380	380	380
Net changes in operating lease ROU assets and liabilities	302	(99)	(49)
Inventory excess and obsolescence charge	2,360	2,955	1,414
Stock‑based compensation expense	3,796	4,362	5,032
Income tax expense (benefit)	230	(144)	—
Gain on disposal of fixed assets	—	—	(12)
Gain on sale of product line	—	(7,580)	—
Change in operating assets and liabilities:
Accounts receivable, net	(110)	(762)	(3,058)
Inventory	(503)	(2,972)	(2,718)
Prepaid expenses and other current and long-term assets	133	227	(81)
Accounts payable	141	482	11
Accrued expenses and other current and long-term liabilities	1,760	(1,809)	4,177
Foreign currency transaction loss	76	(35)	(316)
Net cash used in operating activities	(28,219)	(41,595)	(40,857)
Cash flows from investing activities:
Purchase of property and equipment	(448)	(989)	(611)
Proceeds from the sale of product line	1,294	5,440	—
Proceeds from the sale of property and equipment	—	—	12
Net cash provided by (used in) investing activities	846	4,451	(599)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net	11,823	42,919	46,341
Proceeds from issuance of long-term debt and warrants	60,000	—	—
Repayment of long-term debt	(42,420)	—	—
Payment of debt financing costs	(3,554)	—	—
Proceeds from exercise of stock options	1	226	127
Payment of withholding taxes related to stock-based compensation to employees	(205)	(369)	(289)
Proceeds from issuance of common stock under the employee stock purchase plan	105	281	88
Net cash provided by financing activities	25,750	43,057	46,267
Effect of exchange rate on cash and cash equivalents	(217)	28	164
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,840)	5,941	4,975
Cash and cash equivalents and restricted cash, beginning of year	52,935	46,994	42,019
Cash and cash equivalents and restricted cash, end of year	$51,095	$52,935	$46,994
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,716	$4,071	$4,624
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$66	$—	$119
Operating lease ROU asset exchanged for operating lease liabilities	$—	$—	$895
Offering costs in accrued expenses and other current liabilities	247	—	—
Issuance of common stock warrants in connection with credit facility	$1,413	$—	$—

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $397.6 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

On November 13, 2025, the Company executed an underwriting agreement in connection with an underwritten registered direct offering of 4,189,000 shares of its common stock, at a price of $1.11 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 7,523,000 shares of common stock at an offering price of $1.1099 per pre-funded warrant, which represents the per share offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering closed on November 17, 2025. The offering resulted in net proceeds of approximately $11.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including, general economic uncertainty, inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes (including tariffs that have been or may in the future be imposed by the U.S. or other countries), geopolitical factors such as the ongoing Russia-Ukraine conflict, recent events in Venezuela, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, cybersecurity events affecting or disrupting normal hospital operations, constraints on the supply of critical surgical and hospital supplies necessary to facilitate the surgical procedures in which the Company’s products are utilized, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

The tables below summarizes the items included within net loss regularly provided to the CODM for the years ended December 31, 2025, 2024 and 2023:

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
	2025	2024	2023
Revenue	$80,275	$69,300	$58,453
Cost of revenue (excluding amortization of intangible assets)	25,554	22,432	17,961
Amortization of intangible assets	380	380	380
Gross profit	54,341	46,488	40,112
Sales and marketing:
Sales and sales management	43,365	44,132	35,469
International	5,711	5,072	3,916
Other sales and marketing (a)	14,106	15,444	20,296
Total sales and marketing	63,182	64,648	59,681
General and Administrative:
Finance and Legal	7,461	7,503	7,715
Other general and administrative (b)	8,233	7,219	7,172
Total general and administrative	15,694	14,722	14,887
Research and Development:
Clinical	3,568	4,068	3,891
Regulatory and quality	2,158	1,452	2,189
Other research and development (c)	3,494	3,293	3,539
Total research and development	9,220	8,813	9,619
Gain on sale of product line	—	7,580	—
Other segment items (d)	(5,076)	(3,726)	(2,589)
Net loss	$(38,831)	$(37,841)	$(46,664)

(a) Other sales and marketing includes strategy, analytics and allocated facility expenses.
(b) Other general and administrative includes executive, human resources, information technology and allocated facility expenses.
(c) Other research and development includes engineering and allocated facility expenses.

(d) Other segment items include other operating income and other expenses as disclosed in the consolidated statements of operations and comprehensive loss; interest expense, loss on extinguishment of debt, other income and income tax expense.

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

	December 31,
	2025	2024
Cash and cash equivalents	$50,845	$52,670
Restricted cash	250	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$51,095	$52,935

Inventory

Inventory consists of purchased materials, primarily finished goods, and is identified and tracked by lot and stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$10,898	$12,645
Raw materials	118	136
Total inventory	$11,016	$12,781

The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value based on expected customer demand. To facilitate the delivery of its products to customers, the Company maintains inventory at its headquarters and several field locations throughout the country, which includes finished goods inventory consigned to others and held by sales representatives. As of December 31, 2025 and 2024, the Company had $4.5 million and $3.2 million, respectively, in finished goods consigned to others.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Upfront payments and milestone payments due related to licenses or commercialization rights prior to future economic benefit being established are recorded as research and development expenses. Milestone payments due related to licenses or commercialization rights after future economic benefit is established are recorded as intangible assets. The Company recorded $0.4 million of amortization expense, respectively, in each of 2025, 2024 and 2023 related to intangible assets. At December 31, 2025, the remaining life of intangible assets was 3.6 years. The Company anticipates recognizing amortization expense of $0.4 million in each of the next three years and $0.2 million thereafter.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by such asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2025, 2024 or 2023.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

Revenue is recognized at the estimated net sales price, which includes estimates of variable consideration. The Company enters into contracts with certain third-party payors for the payment of rebates with respect to the utilization of its products. These rebates are primarily based on contractual percentages. The Company estimates and records these rebates in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

The following table presents revenue disaggregated (in thousands):

	Year ended December 31,
	2025	2024	2023
OviTex	$51,224	$45,925	$39,416
OviTex PRS	27,306	22,745	18,736
Other	1,745	630	301
Total revenue	$80,275	$69,300	$58,453

Sales outside of the U.S. were $12.1 million, or 15%, of total revenue for the year ended December 31, 2025, $10.3 million or 15% of total revenue for the year ended December 31, 2024 and $6.1 million or 10% of total revenue for the year ended December 31, 2023.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

Fair value of financial instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments are made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The carrying amount of the Perceptive Term Loan Facility (as later defined) approximates fair value due to its variable interest rate.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Cash equivalents – money market fund	$47,068	$—	$—

December 31, 2024:
Cash equivalents – money market fund	$48,131	$—	$—

Allowance for credit losses

The following table presents a rollforward of the allowance of credit losses (in thousands):

	Balance at Beginning of Period	Bad Debt Expense Recognized	Write-offs of Uncollectible Balances	Balance at End of Period
Year ended December 31, 2023	$(143)	(306)	33	$(416)
Year ended December 31, 2024	$(416)	(65)	206	$(275)
Year ended December 31, 2025	$(275)	(97)	85	$(287)

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

	Year ended December 31,
	2025	2024	2023
Stock options	2,672,859	2,119,183	2,162,453
Unvested restricted stock units	1,321,162	948,788	907,203
Common stock warrants	88,556	88,556	88,556
Common stock warrants issued with credit facility	2,000,000	—	—
Total	6,082,577	3,156,527	3,158,212

Due to their nominal exercise price of $0.0001 per share, all outstanding pre-funded warrants are considered common stock equivalents and are included in the calculation of weighted-average shares of common stock outstanding from the respective closing dates.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. We adopted this guidance, retrospectively on January 1, 2025 and included the necessary disclosures in Note 11.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. The Company

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

prospectively adopted this guidance on October 1, 2025 and the adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
Asset description	Estimated useful lives	2025	2024
Lab equipment	5 Years	$1,805	$2,968
Furniture and fixtures	5 Years	370	366
Computer equipment and software	3 Years	1,002	733
Leasehold improvements	Lesser of useful life or lease term	2,537	2,934
Total		5,714	7,001
Less accumulated depreciation and amortization		(3,488)	(4,660)
Property and equipment, net		$2,226	$2,341

Depreciation expense was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company disposed of $1.8 million of assets. All assets were fully depreciated.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Compensation and related benefits	$7,096	$7,343
Third-party and professional fees	3,525	2,493
Amounts due to contract manufacturer	3,058	2,095
Current portion of operating lease liabilities	524	545
Research and development expenses	27	20
Income/sales tax payable	725	476
Other	711	479
Total accrued expenses and other current liabilities	$15,666	$13,451

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(6) Debt

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Perceptive term loan	$60,000	$—
MidCap term loan	—	40,000
Exit fee	—	2,000
Unamortized exit fee and issuance costs	(4,347)	(876)
Long-term debt	$55,653	$41,124

Perceptive Term Loan

On November 13, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings V, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured term loan facility in an aggregate principal amount of up to $70.0 million (the “Perceptive Term Loan Facility”). An initial loan in an aggregate principal amount of $60.0 million (the “Initial Loan”) was funded under the Perceptive Term Loan Facility on November 14, 2025 (the “Closing Date”). In addition to the Initial Loan, the Perceptive Term Loan Facility includes an additional delayed draw loan in an aggregate principal amount of $10.0 million to be available in a single drawing after the Closing Date on or prior to the Delayed Draw Commitment Termination Date (as defined in the Credit Agreement but not later than April 30, 2027) (the “Delayed Draw Loan,” together with the Initial Loan, the “Loans”), which will be accessible by the Company so long as it satisfies certain customary conditions precedent, including but not limited to, the achievement of net revenue thresholds. The Perceptive Term Loan Facility has a maturity date of November 14, 2030 (the “Maturity Date”).

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the sum of (a) an applicable margin of 7.85% (the “Applicable Margin”) plus (b) the greater of (i) the Reference Rate (as defined in the Credit Agreement) and (ii) four and one quarter percent (4.25%). Accrued interest on the Term Loans is payable monthly in arrears. Upon an Event of Default (as defined in the Credit Agreement), the Applicable Margin will automatically increase by an additional 3.00% per annum.

Prior to the Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. On the Maturity Date, the Company is required to pay Perceptive the aggregate outstanding principal amount of the Loans and all accrued and unpaid interest thereon. The Term Loans may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.

In connection with the Credit Agreement, the Company also entered into a Security Agreement (the “Security Agreement”), dated as of the Signing Date, with Perceptive, pursuant to which all of its obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.

In addition, on the Closing Date, as consideration for the Credit Agreement, the Company issued to Perceptive warrants to purchase up to 2,000,000 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with an exercise price of $1.11 (the “Initial Loan Warrants”). Additionally, if the Delayed Draw Loan is drawn upon, the Company will be required to issue to Perceptive additional warrants to purchase up to 333,333 shares of its Common Stock, with an exercise price of $1.11 (the “DDL Warrants” and, together with the Initial Loan Warrants, the “Warrants”).

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The Warrants have an expiration date of November 14, 2035 and may be exercised on a cashless or “net” basis. The Warrants are freely transferable and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the underlying shares is greater than the then-applicable exercise price. The exercise price described herein is subject to adjustment for certain recapitalization events, as further described in the Warrants. Pursuant to the Warrants, the Company has granted Perceptive certain resale registration rights in respect of the Warrant Shares. The Company determined that the Warrants were equity classified and therefore allocated the proceeds received between the debt and warrants based on their relative fair values. The amount allocated to the Warrants, or $1.4 million, has been treated as an additional debt issuance cost. None of the Warrants have been exercised as of December 31, 2025.

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of its business. The negative covenants restrict or limit the Company’s ability to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change the Company’s fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of $5.0 million and (ii) as of each quarterly calculation date set forth in the Credit Agreement, maintain revenue that is not less than the amounts specified in the Credit Agreement. The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

Interest expense associated with the Perceptive Credit Facility recorded for the year ended December 31, 2025 was $1.1 million, of which $0.1 million was related to the amortization of debt issuance costs.

MidCap Term Loan

In May 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust, as agent, and certain lender parties thereto. The MidCap Credit Agreement consisted of $40.0 million in a term loan. On November 14, 2025, the Company closed on a credit facility from Perceptive and upon closing used a portion of the proceeds to repay all borrowings under the MidCap Credit Agreement. As a result of these payments, a $0.9 million loss on extinguishment was recorded during the year ended December 31, 2025.

The MidCap term loan bore interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2025 was $4.1 million, of which $0.4 million was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2024 was $5.3 million, of which $0.6 million was related to the amortization of debt issuance costs. Interest expense associated with the MidCap Credit Facility recorded for the year ended December 31, 2023 was $5.2 million, of which $0.6 million was related to the amortization of debt issuance costs.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(7) Stockholders’ Equity

Public Stock Offerings

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

In November 2023, the Company entered into a new Equity Distribution Agreement (the “2023 Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. The 2023 Equity Agreement supersedes and replaces the Company’s previous Equity Distribution Agreement with Piper dated December 18, 2020 (the “2020 Equity Agreement”), which is no longer effective. No sales were made under the 2023 Equity Agreement or the 2020 Equity Agreement during the years ended December 31, 2025, 2024 or 2023.

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

On November 13, 2025, the Company executed an underwriting agreement in connection with an underwritten registered direct offering of 4,189,000 shares of its common stock, at a price of $1.11 per share and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 7,523,000 shares of common stock at an offering price of $1.1099 per pre-funded warrant, which represents the per share offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The offering closed on November 17, 2025. The offering resulted in net proceeds of approximately $11.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses and assuming no subsequent exercise of the pre-funded warrants. The exercise of the pre-funded warrants, if any, is not expected to provide significant additional funding to the Company. None of these pre-funded warrants were exercised as of December 31, 2025.

Warrants

The Company had the following warrants outstanding at December 31, 2025:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Common stock warrants issued with credit facility	2,000,000	1.11	2035
Pre-funded common stock warrants	12,623,000	0.0001	NA
	14,711,556

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes warrant activity:

Number of
warrants
Outstanding at January 1, 2023	88,556
Granted	—
Exercised	—
Canceled/forfeited	—
Outstanding at December 31, 2023	88,556
Granted	5,800,000
Exercised	—
Canceled/forfeited	—
Outstanding at December 31, 2024	5,888,556
Granted	9,523,000
Exercised	(700,000)
Canceled/forfeited	—
Outstanding at December 31, 2025	14,711,556

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

On November 13, 2025, in connection with the underwritten registered direct offering, the Company granted pre-funded warrants to purchase 7,523,000 shares of common stock at a public offering price of $1.1099 per pre-funded warrant, which represents the per share public offering price for the shares of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The common stock and pre-funded warrants each met the criteria for equity classification. Accordingly, the amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $1.4 million of this amount had been collected as of December 31, 2025. The remaining receivable of $1.6 million is recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2025. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the years ended December 31, 2025 and 2024, no changes were made to the variable consideration.

(9) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 3, 2025, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares and eliminate the “evergreen” provision. This amendment was approved by the Company’s stockholders on May 28, 2025. New awards can only be granted under the Plan. At December 31, 2025, 3,667,106 shares of common stock were available for future issuances under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreements and generally vest over four years and have a term of 10 years. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Sales and marketing	$1,114	$1,293	$1,824
General and administrative	2,225	2,429	2,478
Research and development	457	640	730
Total stock‑based compensation	$3,796	$4,362	$5,032

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the Plan:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2023	2,071,848	11.49
Granted	212,960	10.50
Exercised	(25,428)	5.00
Canceled/forfeited	(96,927)	11.25
Outstanding at December 31, 2023	2,162,453	11.48
Granted	259,900	6.86
Exercised	(38,431)	5.88
Canceled/forfeited	(264,739)	12.24
Outstanding at December 31, 2024	2,119,183	10.92
Granted	798,200	2.11
Exercised	—	—
Canceled/forfeited	(244,524)	7.33
Outstanding at December 31, 2025	2,672,859	$8.62	6.26
Vested and expected to vest at December 31, 2025	2,612,689	$8.75	6.19
Exercisable at December 31, 2025	1,713,790	$11.63	4.72

Included in outstanding options at December 31, 2025, were 356,903 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At December 31, 2025, the aggregate intrinsic value of outstanding options and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $1.43, $4.67 and $7.19 for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate intrinsic value of options exercised was $0, $41,000 and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $1.8 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.6 years.

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

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Expected dividend – The Company has not paid and does not intend to pay dividends.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year ended December 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Expected volatility	72.6%	73.2%	74.3%
Risk‑free interest rate	4.20%	4.29%	3.99%
Expected term (in years)	6.03	6.14	6.15

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2023	311,991
Granted	479,585
Vested	(101,559)
Canceled/forfeited	(32,963)
Outstanding at December 31, 2023	657,054
Granted	421,725
Vested	(191,175)
Canceled/forfeited	(155,316)
Outstanding at December 31, 2024	732,288
Granted	750,350
Vested	(279,765)
Canceled/forfeited	(98,211)
Outstanding at December 31, 2025	1,104,662

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2023	—
Granted	250,149
Vested	—
Canceled/forfeited	—
Outstanding at December 31, 2023	250,149
Granted	—
Vested	—
Canceled/forfeited	(33,649)
Outstanding at December 31, 2024	216,500
Granted	—
Vested	—
Canceled/forfeited	—
Outstanding at December 31, 2025	216,500

Included in outstanding RSUs at December 31, 2025, were 137,417 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $2.27, $6.54 and $10.25 during the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate intrinsic value of RSUs outstanding was $1.6 million, $2.9 million and $6.0 million at December 31, 2025, 2024 and 2023, respectively. The total unrecognized compensation expense at December 31, 2025 related to RSUs was $3.0 million, excluding unrecognized compensation expense associated with performance-based RSUs that are not deemed probable of achievement, which is expected to be recognized in expense over a weighted-average period of approximately 2.3 years.

(10) Employee Benefit Plans

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined-contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. Discretionary contributions made by the Company, if any, are determined annually by the board of directors. The Company matches 50% of employees’ contributions up to 6%, subject to a maximum annual amount. The Company’s contributions were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Participants are immediately vested in their own contributions to the plan and are fully vested in discretionary profit sharing made by the Company after three years of service.

2019 Employee Stock Purchase Plan

In November 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2025, 509,008 shares were available for future issuance under the ESPP. The ESPP is subject to an annual increase, subject to prior approval by the Company’s board of directors, equal to the least of (i) 107,887 shares of common stock, (ii) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the board of directors. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions. During the years ended December 31, 2025, 2024 and 2023, 58,235, 58,994 and 10,602 shares, respectively, were issued under the ESPP.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

(11) Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

The Company has incurred losses since inception. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

The following table sets forth the Company’s loss before income tax (expense) benefit disaggregated between domestic and foreign:

	Year ended December 31,
	2025	2024	2023
Domestic	$(39,157)	$(38,600)	$(47,203)
Foreign	556	615	539
Total loss before income tax (expense) benefit	$(38,601)	$(37,985)	$(46,664)

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Components of the Company’s current and deferred income tax expense or benefit consisted of the following (in thousands):

	Year ended December 31,
Current taxes:	2025	2024	2023
U.S. Federal
State	$—	$—	$—
Foreign	(86)	—	—
Total current income tax expense	(86)	—	—
Deferred taxes:
U.S. Federal
State	—	—	—
Foreign	(144)	144
Total deferred income taxes	(144)	144	—
Total income tax (expense) benefit	$(230)	$144	$—

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$75,492	$66,265
Capitalized research and development expenses	4,451	6,185
Stock-based compensation	1,590	1,604
Accrued expenses and other	1,160	1,193
Lease liability	486	478
Research and development credits	1,038	830
Inventory reserve	295	432
Interest expense carryforward	1,620	691
Gross deferred tax asset before valuation allowance	86,132	77,678
Less: valuation allowance	(85,523)	(76,782)
Total deferred tax asset	609	896
Deferred tax liabilities
Depreciation and amortization	(244)	(326)
Right of use asset	(365)	(430)
Gross deferred tax liability	(609)	(756)
Net deferred tax asset	$—	$140

The Company does not have unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s net operating loss (“NOL”) carryforwards for federal and state income tax purposes consisted of the following (in thousands):

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31,
	2025	2024
NOL carryforwards
Federal	$304,094	$266,665
State	244,454	218,944

The NOL carryforwards begin expiring in 2032 for federal purposes and in 2026 for state income tax purposes yet $224.7 million of the federal NOL carryforwards have no expiration. The Company recorded a valuation allowance on the majority of its deferred tax assets as of December 31, 2025 and 2024 because of the uncertainty of their realization. The valuation allowance increased by $8.7 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively, mainly due to losses incurred.

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

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and as reflected in the consolidated financial statements is as follows ($ in thousands, except percentages):

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
	2025		2024

U.S. Statutory Tax Rate	$8,105	(21.0)%	$7,977	(21.0)%
State and Local Income Taxes, Net of Federal Income Tax Effect *	(254)	0.7	4,747	(12.5)
Foreign Tax Effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(39)	0.1	(25)	0.1
Change in valuation allowance	—	—	339	(0.8)
Other	—	—	—	—
Germany
Statutory tax rate difference between Germany and United States	30	(0.1)	—	—
Change in valuation allowance	—	—	—	—
Other	—	—	—	—
Effect of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-Border Tax Laws	(218)	0.6	(128)	0.3
Tax Credits	206	(0.5)	—	—
Change in Valuation Allowances	(7,315)	18.9	(11,558)	30.4
Nontaxable or Nondeductible Items	(177)	0.4	(321)	0.8
Changes in Unrecognized Tax Benefits	—	—	—	—
Other Adjustments
Stock Compensation	(568)	1.5	(887)	2.3
Actual income tax (expense) benefit effective tax rate	$(230)	0.6%	$144	(0.4)%

* The following states made up the majority (greater than 50%) of the tax effect in this category: California, Colorado, Florida, Georgia, North Carolina, New York and Pennsylvania.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the United Kingdom. Tax years 2021 and forward remain open for examination for federal and the Company’s more significant state tax jurisdictions. Carryforward attributes from prior years may be adjusted upon examination by taxing authorities if used in an open period. There were no tax payments or refunds received during the years ended December 31, 2025, 2024 or 2023.

(12) Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be a party to lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

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

Other key terms of the amended Aroa agreement in addition to those disclosed above are as follows:

●	The Company purchases product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, subject to a true-up adjustment, results in an amount equal to 27% of the Company’s net sales of the Company’s OviTex and OviTex PRS products, with the exception of OviTex inguinal hernia repair (“IHR”) product configurations, for which the Company pays the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR.
●	The transfer price and the quarterly true-up amount continued to equal 27% of Company’s net sales of licensed products, with the exception of the IHR products, where the total amount payable to Aroa will at least equal the aggregate transfer pricing paid to Aroa for such products during the applicable calendar year.
●	Provisions exist for the Company to step in and operate Aroa’s plant if a supply failure occurs and is not cured within a set timeframe. Under the amended agreement, the criteria for a supply failure was modified to mean a failure by Aroa to timely supply, during any consecutive 60-day period, at least 75% of the products ordered by the Company under binding purchase orders. During the period that the Company steps in and assumes manufacturing responsibility, the Company shall pay a royalty of 6% of net sales in lieu of 27% of net sales of the licensed products.

Research and Development Agreements

As of December 31, 2025, the Company had $1.8 million in milestone payments related to certain research and development arrangements which are currently deemed not probable as the timing and likelihood of such payments are not known with certainty.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

Leases

The Company leases office and laboratory space in Malvern, Pennsylvania under a noncancelable lease (the “Malvern Lease”). The Malvern Lease, which was concluded to be an operating lease, was amended in October 2023 to extend the term of the lease from May 2028 to May 2030 (the “Lease Amendment”). Pursuant to the Lease Amendment, the Company leased an additional 15,881 square feet at the Company’s corporate headquarters which commenced on December 1, 2023 (the “Expansion Premises”) and relinquished 4,652 square feet of non-contiguous space previously subject to the lease agreement on June 30, 2025 (the “Relinquished Space”). The Expansion Premises increased the Company’s total leased square footage in the building from 24,725 square feet to 40,606 square feet, which was subsequently reduced to 35,954 square feet as of June 30, 2025 following removal of the Relinquished Space. The modification of the lease terms for the Company’s existing space was not treated as a separate contract; however, the Company notes that the Expansion Premises is being treated as a new ROU asset. The Lease Amendment required the Company to pay an additional security deposit of $0.3 million. The Malvern Lease has annual scheduled payment increases and provides the Company with a renewal option for an additional term of 60 months at the end of the lease term. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As the Company is not reasonably certain to exercise the renewal option, the additional 60-month term has been excluded.

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

The Company recognized $0.5 million of lease cost during the years ended December 31, 2025 and 2024 and $0.3 million of lease cost during the year ended December 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. As of December 31, 2025, the remaining lease term for the Malvern Lease is 4.4 years.

The following table reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2025 (in thousands):

2026	$557
2027	570
2028	583
2029	595
2030	250
Thereafter	—
Total undiscounted future minimum lease payments	$2,555
Less imputed interest	(554)
Total operating lease liabilities	$2,001

TELA Bio, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2024, $0.5 million representing the current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheets and $1.5 million representing the long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheets.

Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2019).
3.2

Certificate of Amendment to TELA Bio, Inc.’s Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025).

3.3	Third Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 23, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 14, 2025).
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2025).
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
10.11

Amendment No. 1 to TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on August 11, 2025).

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

10.14

Form of TELA Bio, Inc. Amended and Restated 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).

10.15	TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234217), dated November 7, 2019).
10.16	Amendment No. 1 to TELA Bio, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.17	Form of TELA Bio, Inc. Inducement Award Agreement for Non-Qualified Stock Option (incorporated by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.18	Form of TELA Bio, Inc. Inducement Award Agreement for Restricted Stock Unit (incorporated by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on March 23, 2023).
10.19	TELA Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025).
10.20

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

10.24

Employment Agreement, dated June 2, 2025, by and between the Company and Jeffrey Blizard (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2025).

10.25

Letter Agreement, dated May 20, 2024, by and between the Company and Gregory Firestone (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

10.26	Employment Agreement, dated March 1, 2026, by and between the Company and Howard Langstein (filed herewith).
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
10.40*#

Credit Agreement and Guaranty dated as of November 13, 2025, by and among TELA Bio, Inc., Perceptive Credit Holdings V, LP, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 14, 2025).

10.41*

Security Agreement, dated as of November 13, 2025, by and among the Company and Perceptive Credit Holdings V, LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 14, 2025).

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

#
#

Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELA BIO, INC.

By:	/s/ ANTONY KOBLISH
Name: Antony Koblish
Title: Chief Executive Officer and Director Date: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY KOBLISH	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2026
Antony Koblish

/s/ ROBERTO CUCA	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 25, 2026
Roberto Cuca

/s/ MEGAN SMEYKAL	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 25, 2026
Megan Smeykal

/s/ DOUG EVANS	Chairman, Board of Directors	March 25, 2026
Doug Evans

/s/ KURT AZARBARZIN	Director	March 25, 2026
Kurt Azarbarzin

/s/ VINCE BURGESS	Director	March 25, 2026
Vince Burgess

/s/ FEDERICA O’BRIEN	Director	March 25, 2026
Federica O’Brien

/s/ WILLIAM PLOVANIC	Director	March 25, 2026
William Plovanic

/s/ BETTY JO ROCCHIO	Director	March 25, 2026
Betty Jo Rocchio