Form 10-Q
period 2026-03-31
TELA Bio, Inc.
filed 2026-05-13
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ◻	Accelerated filer ◻
Smaller reporting company ☒
Non-accelerated filer ⌧	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 5, 2026, the registrant had 44,766,146 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market (“Nasdaq”);
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States (“U.S.”) and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S., including regulatory developments due to current or future changes in the U.S. presidential administration and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;

●	any decrease in frequency of surgical procedures using our products, whether through outbreak of illness or disease, cybersecurity events impacting hospital operations, potential hospital closures, labor and hospital;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and

staffing shortages, supply chain disruptions to critical surgical and hospital supplies, and any applicable adverse healthcare economic factors;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$39,541	$50,845
Accounts receivable, net of allowances of $424 and $287	9,715	10,347
Inventory	12,213	11,016
Prepaid expenses and other current assets	2,833	3,373
Total current assets	64,302	75,581
Property and equipment, net	2,157	2,226
Intangible assets, net	1,264	1,359
Right-of-use assets	1,442	1,502
Other long-term assets	476	500
Restricted cash	250	250
Total assets	$69,891	$81,418

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,894	$2,309
Accrued expenses and other current liabilities	13,939	15,666
Total current liabilities	17,833	17,975
Long‑term debt	55,866	55,653
Other long‑term liabilities	1,393	1,477
Total liabilities	75,092	75,105

Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 44,765,928 and 44,538,264 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	45	44
Additional paid-in capital	404,503	403,739
Accumulated other comprehensive income	85	91
Accumulated deficit	(409,834)	(397,561)
Total stockholders’ (deficit) equity	(5,201)	6,313
Total liabilities and stockholders’ (deficit) equity	$69,891	$81,418

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$19,059	$18,520
Cost of revenue (excluding amortization of intangible assets)	6,444	5,913
Amortization of intangible assets	95	95
Gross profit	12,520	12,512
Operating expenses:
Sales and marketing	16,537	16,608
General and administrative	4,166	3,836
Research and development	2,343	2,540
Total operating expenses	23,046	22,984
Loss from operations	(10,526)	(10,472)
Other (expense) income:
Interest expense	(2,053)	(1,219)
Other income	366	479
Total other expense, net	(1,687)	(740)
Loss before income tax expense	(12,213)	(11,212)
Income tax expense	(60)	(52)
Net loss	$(12,273)	$(11,264)
Net loss per common share, basic and diluted	$(0.21)	$(0.25)
Weighted average common shares outstanding, basic and diluted	57,256,518	45,267,020
Comprehensive loss:
Net loss	$(12,273)	$(11,264)
Foreign currency translation adjustment	(6)	1
Comprehensive loss	$(12,279)	$(11,263)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three Months Ended March 31, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2026	44,538,264	$44	$403,739	$91	$(397,561)	$6,313
Vesting of restricted stock units	305,278	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	32,142	—	27	—	—	27
Shares withheld for employee taxes	(109,756)	—	(79)	—	—	(79)
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Stock‑based compensation expense	—	—	816	—	—	816
Net loss	—	—	—	—	(12,273)	(12,273)
Balance at March 31, 2026	44,765,928	$45	$404,503	$85	$(409,834)	$(5,201)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units and exercise of stock options	198,280	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	27,318	—	60	—	—	60
Shares withheld for employee taxes	(66,539)	—	(177)	—	—	(177)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	1,044	—	—	1,044
Net loss	—	—	—	—	(11,264)	(11,264)
Balance at March 31, 2025	39,554,771	$40	$387,986	$91	$(369,994)	$18,123

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,273)	$(11,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	169	172
Noncash interest expense	238	151
Amortization of intangible assets	95	95
Net changes in operating lease ROU assets and liabilities	(21)	(26)
Inventory excess and obsolescence charge	935	630
Stock‑based compensation expense	816	1,044
Income tax expense	60	52
Loss on disposal of fixed assets	18	—
Change in operating assets and liabilities:
Accounts receivable, net	593	(402)
Inventory	(2,158)	(1,346)
Prepaid expenses and other current and long-term assets	231	180
Accounts payable	1,593	1,853
Accrued expenses and other current and long-term liabilities	(1,498)	(930)
Foreign currency transaction loss	32	66
Net cash used in operating activities	(11,170)	(9,725)
Cash flows from investing activities:
Purchase of property and equipment	(119)	(32)
Proceeds from the sale of product line	309	170
Net cash provided by investing activities	190	138
Cash flows from financing activities:
Payment of accrued offering costs	(247)	—
Vesting of restricted stock units	1	1
Payment of withholding taxes related to stock-based compensation to employees	(79)	(177)
Proceeds from issuance of common stock under the employee stock purchase plan	27	60
Net cash used in financing activities	(298)	(116)
Effect of exchange rate on cash and cash equivalents	(26)	(134)
Net decrease in cash and cash equivalents and restricted cash	(11,304)	(9,837)
Cash and cash equivalents and restricted cash, beginning of period	51,095	52,935
Cash and cash equivalents and restricted cash, end of period	$39,791	$43,098
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,815	$1,370

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

(2) Risks and Liquidity

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $409.8 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

The operations of the Company are subject to certain risks and uncertainties including, among others, the uncertainty of product development, the impact of macroeconomic conditions, including, general economic uncertainty, inflationary pressures and the measures undertaken by various governments to address them, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war, cybersecurity events affecting or disrupting normal hospital operations, constraints on the supply of critical surgical and hospital supplies necessary to facilitate the surgical procedures in which the Company’s products are utilized, technological uncertainty, commercial acceptance of any developed products, alternative competing technologies, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, and dependence on key personnel.

(3) Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3, Summary of Significant Accounting Policies” in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any reference in these notes to applicable guidance is meant to refer to generally accepted accounting principles (“GAAP”) in the U.S. as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and statements of operations and comprehensive loss, stockholders’(deficit) equity and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. The unaudited interim

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The tables below summarizes the items included within net loss regularly provided to the CODM:

	Three months ended March 31,
	2026	2025
Revenue	$19,059	$18,520
Cost of revenue (excluding amortization of intangible assets)	6,444	5,913
Amortization of intangible assets	95	95
Gross profit	12,520	12,512
Sales and marketing:
Sales and sales management	10,796	11,614
International	1,959	1,357
Other sales and marketing (a)	3,782	3,637
Total sales and marketing	16,537	16,608
General and Administrative:
Finance and Legal	2,027	1,951
Other general and administrative (b)	2,139	1,885
Total general and administrative	4,166	3,836
Research and Development:
Clinical	1,059	939
Regulatory and quality	540	440
Other research and development (c)	744	1,161
Total research and development	2,343	2,540
Other segment items (d)	(1,747)	(792)
Net loss	$(12,273)	$(11,264)

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

The following table presents a reconciliation of all captions of cash and cash equivalents and restricted cash reported on the balance sheets that sum to the total of those same amounts shown in the statements of cash flows.

	March 31,
	2026	2025
Cash and cash equivalents	$39,541	$42,833
Restricted cash	250	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$39,791	$43,098

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended March 31,
	2026	2025
OviTex	$12,619	$12,109
OviTex PRS	5,881	6,044
Other	559	367
Total revenue	$19,059	$18,520

Sales outside of the U.S. were $3.7 million and $2.6 million, respectively, for the three months ended March 31, 2026 and 2025.

Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction among market participants. Fair value determination in accordance with applicable accounting guidance requires that several significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable are shown at cost, which approximates fair

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

value due to the short-term nature of these instruments. The carrying amounts of the Perceptive Term Loan Facility (as later defined) approximates fair value due to its variable interest rate.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Cash equivalents – money market fund	$36,970	$—	$—

December 31, 2025:
Cash equivalents – money market fund	$47,068	$—	$—

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

	Three months ended March 31,
	2026	2025
Stock options	3,543,623	2,535,298
Unvested restricted stock units	2,024,383	1,211,483
Common stock warrants	88,556	88,556
Common stock warrants issued with credit agreement	2,000,000	—
Total	7,656,562	3,835,337

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

(4) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and related benefits	$5,758	$7,096
Third-party and professional fees	3,509	3,525
Amounts due to contract manufacturer	2,775	3,058
Current portion of operating lease liabilities	527	524
Research and development expenses	28	27
Income/sales tax payable	796	725
Other	546	711
Total accrued expenses and other current liabilities	$13,939	$15,666

(5) Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Perceptive term loan	$60,000	$60,000
Unamortized issuance costs	(4,134)	(4,347)
Long-term debt	$55,866	$55,653

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The Warrants have an expiration date of November 14, 2035 and may be exercised on a cashless or “net” basis. The Warrants are freely transferable and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the underlying shares is greater than the then-applicable exercise price. The exercise price described herein is subject to adjustment for certain recapitalization events, as further described in the Warrants. Pursuant to the Warrants, the Company has granted Perceptive certain resale registration rights in respect of the Warrant Shares. The Company determined that the Warrants were equity classified and therefore allocated the proceeds received between the debt and warrants based on their relative fair values. The amount allocated to the Warrants, or $1.4 million, was treated as an additional debt issuance cost. None of the Warrants have been exercised as of March 31, 2026.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

Interest expense associated with the Perceptive Credit Agreement recorded for the three months ended March 31, 2026 was $2.1 million, of which $0.2 million was related to the amortization of debt issuance costs.

MidCap Term Loan

On May 26, 2022, the Company entered into the Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial Trust (“MidCap”), as agent, and certain lender parties thereto. The MidCap Credit Agreement consisted of $40.0 million in a term loan. On November 14, 2025, the Company closed on a credit facility from Perceptive and upon closing used a portion of the proceeds to repay all borrowings under the MidCap Credit Agreement.

The MidCap term loan bore interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Interest expense associated with the MidCap Credit Facility recorded for the three months ended March 31, 2025 was $1.2 million, of which $0.2 million, was related to the amortization of debt issuance costs.

(6) Stockholders’ Equity

In November 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which the Company may sell shares of its common stock, from time to time through Piper as sales agent, in an initial amount of up to $50.0 million. No sales have been made under the Equity Agreement since its inception.

Warrants

The Company had the following warrants outstanding to purchase common stock at March 31, 2026:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Common stock warrants issued with credit agreement	2,000,000	1.11	2035
Pre-funded common stock warrants	12,623,000	0.0001	NA
	14,711,556

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes warrant activity:

Number of
warrants
Outstanding at January 1, 2026	14,711,556
Granted	—
Exercised	—
Canceled/forfeited	—
Outstanding at March 31, 2026	14,711,556

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $1.7 million of this amount had been collected as of March 31, 2026. The remaining receivable of $1.3 million is recorded in prepaid expenses and other assets in the consolidated balance sheet at March 31, 2026. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three months ended March 31, 2026 and 2025, no changes were made to the variable consideration.

(8) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 8, 2026, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares. This amendment is subject to the approval by the Company’s stockholders on June 9, 2026 at the 2026 Annual Meeting. New awards can only be granted under the Plan. At March 31, 2026, 1,758,109 shares of common stock were available for future issuances under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

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

	Three months ended March 31,
	2026	2025
Sales and marketing	$284	$284
General and administrative	456	611
Research and development	76	149
Total stock‑based compensation	$816	$1,044

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2026	2,672,859	$8.62
Granted	960,750	0.78
Exercised	—	—
Canceled/forfeited	(89,986)	6.99
Outstanding at March 31, 2026	3,543,623	$6.54	7.11
Vested and expected to vest at March 31, 2026	3,402,814	$6.74	7.01
Exercisable at March 31, 2026	1,814,239	$11.02	4.93

Included in outstanding options at March 31, 2026 were 325,439 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At March 31, 2026, the aggregate intrinsic value of both outstanding and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $0.51 during the three months ended March 31, 2026. The aggregate intrinsic value of options exercised was $0 for the three months ended March 31, 2026. At March 31, 2026, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $1.9 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.0 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Three months ended March 31,
2026
Expected dividend yield	—
Expected volatility	69.7%
Risk‑free interest rate	3.81%
Expected term (in years)	6.03

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	1,104,662
Granted	1,045,935
Vested	(305,278)
Canceled/forfeited	(37,436)
Outstanding at March 31, 2026	1,807,883

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	216,500
Granted	—
Vested	—
Canceled/forfeited	—
Outstanding at March 31, 2026	216,500

Included in outstanding RSUs at March 31, 2026 were 135,406 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $0.77 during the three months ended March 31, 2026. The aggregate intrinsic value of RSUs outstanding was $1.3 million at March 31, 2026. The total unrecognized compensation expense at March 31, 2026 related to RSUs was $3.2 million, excluding unrecognized compensation expense associated with performance-based RSUs that are not deemed probable of achievement, which is expected to be recognized in expense over a weighted-average period of approximately 3.0 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections in this Quarterly Report, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein and the consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report filed with the SEC on March 25, 2026. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue increased by $0.5 million, or 3%, from $18.5 million for the three months ended March 31, 2025 to $19.1 million for the three months ended March 31, 2026. Our net loss increased by $1.0 million, or 9%, from $11.3 million for the three months ended March 31, 2025 to $12.3 million for the three months ended March 31, 2026. We have not been profitable since inception and as of March 31, 2026, we had an accumulated deficit of $409.8 million. We expect to incur losses for the foreseeable future.

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

General Economic Uncertainty: Continued concerns about the systemic impact of a potential economic downturn or recession, changes in interest rates, further economic downturn or banking instability, monetary policy, changes in trade policies (including the imposition of tariffs and trade protection measures), geopolitical tensions or the outbreak of hostilities or war, have contributed to increased market volatility and diminished expectations for economic growth in the world. Due to this uncertainty and other factors, we have experienced high volatility in our stock price over the prior year. Continued uncertainty, perception of worsening market conditions and the introduction of new products which may, or may be perceived to, negatively impact the demand for our products now or in the future could result in a decline in our stock price, high inflation, an increase in our cost of capital and an adverse effect on our ability to access the capital markets in the future on terms acceptable to us or at all.

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

Interest Expense

Interest expense consists of cash interest under our credit facilities and non-cash interest attributable to the amortization of deferred financing costs related to our indebtedness.

Other Income

Other income consists primarily of income earned on our cash and cash equivalents offset by miscellaneous tax expenses and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,		Change
	2026	2025	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$19,059	$18,520	$539	3%
Cost of revenue (excluding amortization of intangible assets)	6,444	5,913	531	9
Amortization of intangible assets	95	95	—	—
Gross profit	12,520	12,512	8	0
Gross margin	66%	68%
Operating expenses:
Sales and marketing	16,537	16,608	(71)	(0)
General and administrative	4,166	3,836	330	9
Research and development	2,343	2,540	(197)	(8)
Total operating expenses	23,046	22,984	62	0
Loss from operations	(10,526)	(10,472)	(54)	1
Other (expense) income:
Interest expense	(2,053)	(1,219)	(834)	68
Other income	366	479	(113)	(24)
Total other expense, net	(1,687)	(740)	(947)	128
Loss before income tax expense	(12,213)	(11,212)	(1,001)	9
Income tax expense	(60)	(52)	(8)	15
Net loss	$(12,273)	$(11,264)	$(1,009)	9%

Revenue

Revenue increased by $0.5 million, or 3%, to $19.1 million for the three months ended March 31, 2026 from $18.5 million for the three months ended March 31, 2025. The increase in revenue was primarily driven by growing international sales, partially offset by price mix headwinds in the U.S. related to growth of smaller sized units. During the three months ended March 31, 2026, we sold 5,779 units of OviTex as compared to 4,992 units of OviTex during the three months ended March 31, 2025, a 16% increase in unit sales volume. Additionally, we sold 1,133 units of OviTex PRS during the three months ended March 31, 2026 as compared to 1,170 units during the three months ended March 31, 2025, a 3% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) increased by $0.5 million, or 9%, to $6.4 million for the three months ended March 31, 2026 from $5.9 million for the three months ended March 31, 2025. The increase in cost of revenue was primarily the result of an increase in products purchased to support demand from our higher unit sales and a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended March 31, 2026 and 2025.

Gross Profit

Gross profit was $12.5 million for both the three months ended March 31, 2026 and 2025

Gross Margin

Gross margin decreased to 66% for the three months ended March 31, 2026 from 68% for the three months ended March 31, 2025. The decrease was primarily due to a higher charge for excess and obsolete inventory as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million, to $16.5 million for the three months ended March 31, 2026 from $16.6 million for the three months ended March 31, 2025. The decrease was due to lower compensation and benefits primarily from lower commission expense, which offset higher meeting and training costs.

General and Administrative

General and administrative expenses increased by $0.3 million, or 9%, to $4.2 million for the three months ended March 31, 2026 from $3.8 million for the three months ended March 31, 2025. The increase was primarily due to higher professional fees and travel expenses.

Research and Development

Research and development expenses decreased by $0.2 million, or 8%, to $2.3 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The decrease was primarily due to lower compensation and benefits and study costs.

Interest Expense

Interest expense increased by $0.8 million, or 68% to $2.1 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025 due to an increase in the borrowing base and the interest rate from our new credit facility.

Other Income

Other income decreased by $0.1 million, or 24%, to $0.4 million for the three months ended March 31, 2026 from $0.5 million for the three months ended March 31, 2025 due primarily to lower interest income from lower cash balances and lower interest rates.

Income Tax Expense

We recorded tax expense of $60,000 and $52,000 related to our foreign jurisdiction for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash and cash equivalents of $39.5 million, working capital of $46.5 million and an accumulated deficit of $409.8 million. As of December 31, 2025, we had cash and cash equivalents of $50.8 million, working capital of $57.6 million and an accumulated deficit of $397.6 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of March 31, 2026, we had $60.0 million of borrowings outstanding under our credit facility (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings V, LP (“Perceptive”). The Perceptive Credit Agreement matures in November 2030.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash used in operating activities	$(11,170)	$(9,725)
Cash provided by investing activities	190	138
Cash used by financing activities	(298)	(116)
Effect of exchange rate changes on cash and cash equivalents	(26)	(134)
Net decrease in cash and cash equivalents and restricted cash	$(11,304)	$(9,837)

Operating Activities

During the three months ended March 31, 2026, we used $11.2 million of cash in operating activities, resulting from our net loss of $12.3 million and changes in operating assets and liabilities of $1.2 million, partially offset by our non-cash items of $2.3 million. Our non-cash items were primarily comprised of stock-based compensation expense of $0.8 million, our excess and obsolete inventory charge of $0.9 million, depreciation and amortization expense of $0.3 million and noncash interest expense of $0.2 million. The change in our operating assets and liabilities was primarily related to an increase in inventory and a decrease in accrued expenses and other current liabilities offset by an increase in accounts payable. Consistent with historical trends, cash used in operations in each of the remaining quarters of the fiscal year ending December 31, 2026 is expected to be lower than the amount reported for the three months ended March 31, 2026.

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

Investing Activities

During the three months ended March 31, 2026, cash provided by investing activities was $0.2 million consisting of proceeds received from the sale of NIVIS of $0.3 million offset by $0.1 million in purchases of property and equipment.

During the three months ended March 31, 2025, cash provided by investing activities was $0.1 million consisting of proceeds received from the sale of NIVIS of $0.2 million offset by $32,000 in purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, cash used in financing activities was $0.3 million, consisting primarily of payments of accrued offering costs and payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

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

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of its business. The negative covenants restrict or limit the Company’s ability to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change the Company’s fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of $5.0 million and (ii) as of each calculation date set forth in the Credit Agreement, maintain Revenue that is not less than the amounts specified in the Credit Agreement. The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

Contractual Obligations and Commitments

As of March 31, 2026, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the Perceptive Credit Agreement bears interest at a floating rate of interest, which resets monthly and is equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.2 million increase to our interest expense for the three months ended March 31, 2026.

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

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

TELA BIO, INC.

Date: May 13, 2026	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer
(Principal executive officer)

Date: May 13, 2026	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal financial officer)

Date: May 13, 2026	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)