Form 10-Q
period 2026-06-30
TELA Bio, Inc.
filed 2026-08-11
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 44,894,757 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$30,424	$50,845
Accounts receivable, net of allowances of $522 and $287	9,637	10,347
Inventory	11,059	11,016
Prepaid expenses and other current assets	3,371	3,373
Total current assets	54,491	75,581
Property and equipment, net	2,048	2,226
Intangible assets, net	1,169	1,359
Right-of-use assets	1,379	1,502
Other long-term assets	451	500
Restricted cash	200	250
Total assets	$59,738	$81,418

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,883	$2,309
Accrued expenses and other current liabilities	15,335	15,666
Total current liabilities	18,218	17,975
Long‑term debt	56,081	55,653
Other long‑term liabilities	1,305	1,477
Total liabilities	75,604	75,105

Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 44,833,942 and 44,538,264 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	45	44
Additional paid-in capital	405,101	403,739
Accumulated other comprehensive income	84	91
Accumulated deficit	(421,096)	(397,561)
Total stockholders’ (deficit) equity	(15,866)	6,313
Total liabilities and stockholders’ (deficit) equity	$59,738	$81,418

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$19,291	$20,197	$38,350	$38,717
Cost of revenue (excluding amortization of intangible assets)	5,253	5,997	11,697	11,910
Amortization of intangible assets	95	95	190	190
Gross profit	13,943	14,105	26,463	26,617
Operating expenses:
Sales and marketing	16,442	16,857	32,979	33,465
General and administrative	4,061	4,126	8,227	7,962
Research and development	2,723	2,203	5,066	4,743
Total operating expenses	23,226	23,186	46,272	46,170
Loss from operations	(9,283)	(9,081)	(19,809)	(19,553)
Other (expense) income:
Interest expense	(2,076)	(1,188)	(4,129)	(2,407)
Other income	157	379	523	858
Total other expense, net	(1,919)	(809)	(3,606)	(1,549)
Loss before income tax expense	(11,202)	(9,890)	(23,415)	(21,102)
Income tax expense	(60)	(33)	(120)	(85)
Net loss	$(11,262)	$(9,923)	$(23,535)	$(21,187)
Net loss per common share, basic and diluted	$(0.20)	$(0.22)	$(0.41)	$(0.47)
Weighted average common shares outstanding, basic and diluted	57,414,360	45,365,325	57,335,875	45,316,444
Comprehensive loss:
Net loss	$(11,262)	$(9,923)	$(23,535)	$(21,187)
Foreign currency translation adjustment	(1)	2	(7)	3
Comprehensive loss	$(11,263)	$(9,921)	$(23,542)	$(21,184)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Six Months Ended June 30, 2026

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2026	44,765,928	$45	$404,503	$85	$(409,834)	$(5,201)
Vesting of restricted stock units	84,167	—	—	—	—	—
Shares withheld for employee taxes	(16,153)	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Stock‑based compensation expense	—	—	613	—	—	613
Net loss	—	—	—	—	(11,262)	(11,262)
Balance at June 30, 2026	44,833,942	$45	$405,101	$84	$(421,096)	$(15,866)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2026	44,538,264	$44	$403,739	$91	$(397,561)	$6,313
Vesting of restricted stock units	389,445	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	32,142	—	27	—	—	27
Shares withheld for employee taxes	(125,909)	—	(94)	—	—	(94)
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Stock‑based compensation expense	—	—	1,429	—	—	1,429
Net loss	—	—	—	—	(23,535)	(23,535)
Balance at June 30, 2026	44,833,942	$45	$405,101	$84	$(421,096)	$(15,866)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Six Months Ended June 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at April 1, 2025	39,554,771	$40	$387,986	$91	$(369,994)	$18,123
Vesting of restricted stock units and exercise of stock options	32,731	—	—	—	—	—
Shares withheld for employee taxes	(3,324)	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	—	—	2	—	2
Stock‑based compensation expense	—	—	985	—	—	985
Net loss	—	—	—	—	(9,923)	(9,923)
Balance at June 30, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units and exercise of stock options	231,011	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	27,318	—	60	—	—	60
Shares withheld for employee taxes	(69,863)	—	(180)	—	—	(180)
Foreign currency translation adjustment	—	—	—	3	—	3
Stock‑based compensation expense	—	—	2,029	—	—	2,029
Net loss	—	—	—	—	(21,187)	(21,187)
Balance at June 30, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,535)	$(21,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	340	347
Noncash interest expense	478	260
Amortization of intangible assets	190	190
Net changes in operating lease ROU assets and liabilities	(43)	(52)
Inventory excess and obsolescence charge	1,233	910
Stock‑based compensation expense	1,429	2,029
Income tax expense	120	85
Loss on disposal of fixed assets	18	—
Change in operating assets and liabilities:
Accounts receivable, net	682	(935)
Inventory	(1,296)	610
Prepaid expenses and other current and long-term assets	(607)	14
Accounts payable	579	(448)
Accrued expenses and other current and long-term liabilities	(180)	464
Foreign currency transaction loss	41	83
Net cash used in operating activities	(20,551)	(17,630)
Cash flows from investing activities:
Purchase of property and equipment	(178)	(146)
Proceeds from the sale of product line	607	488
Net cash provided by investing activities	429	342
Cash flows from financing activities:
Payment of accrued offering costs	(247)	—
Vesting of restricted stock units	1	1
Payment of withholding taxes related to stock-based compensation to employees	(94)	(180)
Proceeds from issuance of common stock under the employee stock purchase plan	27	60
Net cash used in financing activities	(313)	(119)
Effect of exchange rate on cash and cash equivalents	(36)	(286)
Net decrease in cash and cash equivalents and restricted cash	(20,471)	(17,693)
Cash and cash equivalents and restricted cash, beginning of period	51,095	52,935
Cash and cash equivalents and restricted cash, end of period	$30,624	$35,242
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,651	$2,667
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2	$26

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

(3) Going Concern

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $421.1 million as of June 30, 2026. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

Management has evaluated the Company's ability to continue as a going concern for the twelve-month period following the issuance date of these consolidated financial statements. The Company’s Credit Agreement with Perceptive (see Note 6, "Long-Term Debt") requires compliance with certain financial covenants, including minimum revenue and liquidity thresholds. Although the Company was in compliance with these covenants as of June 30, 2026, management's current forecasts indicate it is probable that the Company will not achieve the minimum revenue threshold required under the Credit Agreement during the twelve-month period following the issuance of these consolidated financial statements. If the Company fails to satisfy the applicable covenant requirements and does not obtain a waiver or amendment from Perceptive, the lender could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Credit Agreement. The Company does not expect to have sufficient liquidity to repay such obligations if repayment were accelerated.

In addition, projected compliance with the liquidity covenant is sensitive to changes in the assumptions of our operating forecast. The Company’s ability to maintain compliance with the liquidity covenant is dependent on its ability to grow revenue and manage its costs. The Company’s current operating plan includes measures to reduce our operating expenses. Inability to do so may result in an event of default in future periods.

These conditions and events raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

To address these conditions, management is evaluating and pursuing various actions, including seeking a waiver of, or amendment to, the applicable covenant requirements under the Credit Agreement, pursuing strategic initiatives intended to increase revenues, and implementing measures designed to reduce operating expenses. While management believes that such measures can be implemented, such actions would not eliminate the risk of noncompliance with the revenue covenant. In addition, the Company's ability to achieve the level of revenue growth necessary to comply with the covenant is dependent on future operating performance and other factors that are not entirely within management's control. Accordingly, management has concluded that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

(4) Summary of Significant Accounting Policies

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

and deciding how to invest in the Company. The CODM is regularly provided with net loss and consolidated assets, which are reported on the consolidated statement of operations and comprehensive loss and consolidated balance sheet, respectively.

The tables below summarizes the items included within net loss regularly provided to the CODM:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$19,291	$20,197	$38,350	$38,717
Cost of revenue (excluding amortization of intangible assets)	5,253	5,997	11,697	11,910
Amortization of intangible assets	95	95	190	190
Gross profit	13,943	14,105	26,463	26,617
Sales and marketing:
Sales and sales management	10,165	11,216	20,961	22,830
International	2,062	1,451	4,021	2,808
Other sales and marketing (a)	4,215	4,190	7,997	7,827
Total sales and marketing	16,442	16,857	32,979	33,465
General and Administrative:
Finance and Legal	1,996	1,968	4,022	3,919
Other general and administrative (b)	2,065	2,158	4,205	4,043
Total general and administrative	4,061	4,126	8,227	7,962
Research and Development:
Clinical	1,164	872	2,223	1,780
Regulatory and quality	547	427	1,087	867
Other research and development (c)	1,012	904	1,756	2,096
Total research and development	2,723	2,203	5,066	4,743
Other segment items (d)	(1,979)	(842)	(3,726)	(1,634)
Net loss	$(11,262)	$(9,923)	$(23,535)	$(21,187)

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

	June 30,
	2026	2025
Cash and cash equivalents	$30,424	$34,977
Restricted cash	200	265
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$30,624	$35,242

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
OviTex	$13,308	$12,487	$25,927	$24,596
OviTex PRS	5,460	7,333	11,341	13,377
Other	523	377	1,082	744
Total revenue	$19,291	$20,197	$38,350	$38,717

Sales outside of the U.S. were $3.8 million and $3.0 million, respectively, for the three months ended June 30, 2026 and 2025 and $7.5 million and $5.6 million, respectively, for the six months ended June 30, 2026 and 2025. Sales within the U.S. were $15.5 million and $17.2 million, respectively, for the three months ended June 30, 2026 and 2025 and $30.8 million and $33.1 million, respectively, for the six months ended June 30, 2026 and 2025.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Cash equivalents – money market fund	$29,279	$—	$—

December 31, 2025:
Cash equivalents – money market fund	$47,068	$—	$—

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

	Six months ended June 30,
	2026	2025
Stock options	3,485,351	2,817,979
Unvested restricted stock units	2,015,615	1,359,116
Common stock warrants	88,556	88,556
Common stock warrants issued with credit agreement	2,000,000	—
Total	7,589,522	4,265,651

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

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and related benefits	$7,164	$7,096
Third-party and professional fees	3,643	3,525
Amounts due to contract manufacturer	2,678	3,058
Current portion of operating lease liabilities	530	524
Research and development expenses	95	27
Income/sales tax payable	862	725
Other	363	711
Total accrued expenses and other current liabilities	$15,335	$15,666

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

(6) Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Perceptive term loan	$60,000	$60,000
Unamortized issuance costs	(3,919)	(4,347)
Long-term debt	$56,081	$55,653

Perceptive Term Loan

On November 13, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings V, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured term loan facility in an aggregate principal amount of up to $70.0 million (the “Perceptive Term Loan Facility”). An initial loan in an aggregate principal amount of $60.0 million (the “Initial Loan”) was funded under the Perceptive Term Loan Facility on November 14, 2025 (the “Closing Date”). In addition to the Initial Loan, the Perceptive Term Loan Facility includes an additional delayed draw loan in an aggregate principal amount of $10.0 million to be available in a single drawing after the Closing Date on or prior to the Delayed Draw Commitment Termination Date (as defined in the Credit Agreement but not later than April 30, 2027) (the “Delayed Draw Loan,” together with the Initial Loan, the “Loans”), which will be accessible by the Company contingent on it achieving specified net revenue thresholds and satisfying certain customary conditions precedent. The Perceptive Term Loan Facility has a maturity date of November 14, 2030 (the “Maturity Date”).

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

The Warrants have an expiration date of November 14, 2035 and may be exercised on a cashless or “net” basis. The Warrants are freely transferable and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the underlying shares is greater than the then-applicable exercise price. The exercise price described herein is subject to adjustment for certain recapitalization events, as further described in the Warrants. Pursuant to the Warrants,

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

the Company has granted Perceptive certain resale registration rights in respect of the Warrant Shares. The Company determined that the Warrants were equity classified and therefore allocated the proceeds received between the debt and warrants based on their relative fair values. The amount allocated to the Warrants, or $1.4 million, was treated as an additional debt issuance cost. None of the Warrants have been exercised as of June 30, 2026.

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

Interest expense associated with the Perceptive Credit Agreement recorded for the three months ended June 30, 2026 was $2.1 million, of which $0.2 million was related to the amortization of debt issuance costs. Interest expense for the six months ended June 30, 2026 was $4.1 million, of which $0.5 million was related to the amortization of debt issuance costs.

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

The MidCap term loan bore interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Interest expense associated with the MidCap Credit Facility recorded for the three months ended June 30, 2025 was $1.2 million, of which $0.1 million, was related to the amortization of debt issuance costs. Interest expense for the six months ended June 30, 2025 was $2.4 million, of which $0.3 million was related to the amortization of debt issuance costs.

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

The Company had the following warrants outstanding to purchase common stock at June 30, 2026:

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
	14,711,556

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The following table summarizes warrant activity:

Number of
warrants
Outstanding at January 1, 2026	14,711,556
Granted	—
Exercised	—
Canceled/forfeited	—
Outstanding at June 30, 2026	14,711,556

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

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and $2.0 million of this amount had been collected as of June 30, 2026. The remaining receivable of $1.0 million is recorded in prepaid expenses and other assets in the consolidated balance sheet at June 30, 2026. At each reporting date, the Company assesses the constraint of variable consideration and records increases in the transaction price in the period that the estimate of variable consideration changes. For the three and six months ended June 30, 2026 and 2025, no changes were made to the variable consideration.

(9) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 8, 2026, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares. This amendment was approved by the Company’s stockholders on June 9, 2026 at the 2026 Annual Meeting. New awards can only be granted under the Plan. At June 30, 2026, 5,294,404 shares of common stock were available for future issuances under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales and marketing	$147	$296	$431	$580
General and administrative	397	596	853	1,207
Research and development	69	93	145	242
Total stock‑based compensation	$613	$985	$1,429	$2,029

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2026	2,672,859	$8.62
Granted	1,134,960	0.81
Exercised	—	—
Canceled/forfeited	(322,468)	4.96
Outstanding at June 30, 2026	3,485,351	$6.41	6.55
Vested and expected to vest at June 30, 2026	3,367,113	$6.59	6.46
Exercisable at June 30, 2026	1,916,863	$10.30	4.33

Included in outstanding options at June 30, 2026 were 317,553 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At June 30, 2026, the aggregate intrinsic value of outstanding options was $16,740 and exercisable options was $0.

The weighted average grant-date fair value per share of options granted was $0.52 during the six months ended June 30, 2026. The aggregate intrinsic value of options exercised was $0 for the six months ended June 30, 2026. At June 30, 2026, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $1.6 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.8 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Six months ended June 30,
2026
Expected dividend yield	—
Expected volatility	69.2%
Risk‑free interest rate	3.89%
Expected term (in years)	5.96

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	1,104,662
Granted	1,262,585
Vested	(389,445)
Canceled/forfeited	(153,746)
Outstanding at June 30, 2026	1,824,056

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	216,500
Granted	—
Vested	—
Canceled/forfeited	(24,941)
Outstanding at June 30, 2026	191,559

Included in outstanding RSUs at June 30, 2026 were 200,445 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $0.82 during the six months ended June 30, 2026. The aggregate intrinsic value of RSUs outstanding was $1.5 million at June 30, 2026. The total unrecognized compensation expense at June 30, 2026 related to RSUs was $2.7 million, excluding unrecognized compensation expense associated with performance-based RSUs that are not deemed probable of achievement, which is expected to be recognized in expense over a weighted-average period of approximately 2.8 years.

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

Our OviTex portfolio consists of multiple product configurations intended to address various surgical procedures within hernia repair and abdominal wall reconstruction, including ventral, inguinal, and hiatal hernia repair. In addition, we have also designed an OviTex product specifically for use in laparoscopic and robotic-assisted hernia repair, which we market as OviTex LPR and began commercializing in November 2018. In February 2023, we launched two larger configurations of OviTex LPR, designed for ventral and incisional hernias. In April 2024, we launched OviTex IHR Reinforced Tissue Matrix (“RTM”), a new OviTex configuration specifically designed to address inguinal hernia procedures performed robotically and laparoscopically in the U.S., followed by a launch in the European markets in June 2025. In April 2026, we launched OviTex RTM with Long-Term Resorbable Reinforcement (PLGA).

We have also focused on evaluating and publishing clinical data on the effectiveness and safety of our OviTex products. To date, there have been over sixty-five published or presented works relating to these clinical findings, either by us or a third-party evaluating one or more product configurations in our OviTex portfolio. In October 2022, the 24-

month results of our single arm, multicenter post-market clinical study, which we refer to as our BRAVO study, were published in the Annals of Medicine and Surgery. The BRAVO study was designed to evaluate the clinical performance of OviTex for primary or recurrent ventral hernias using open, laparoscopic, or robotic techniques in 92 enrolled patients. The recurrence rate at the 24-month time point was 2.6%, and surgical site occurrences (“SSOs”), were observed in 38% of the study population. Of the enrolled patients, 78% were characterized as high risk for experiencing an SSO based on at least one known risk factor, which included obesity, active smoking, chronic obstructive pulmonary disease (“COPD”), diabetes mellitus, coronary artery disease, or advanced age (≥75 years). The results also indicated that BRAVO patients experienced statistically significant and clinically meaningful improvements in their quality of life and perceived health based on patient responses to the EuroQol-5 Dimension (EQ-5D) health assessment and the validated 12-question Hernia-Related Quality of Life survey (HerQLes). In addition to the BRAVO study, we have also initiated other clinical data collection initiatives evaluating the use of OviTex across a variety of hernia and abdominal wall reconstruction procedures. Among these other initiatives, we continue to enroll patients for our BRAVO II study, a prospective study evaluating the use of OviTex in robot-assisted ventral and inguinal hernia repairs.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue decreased by $0.9 million, or 4%, from $20.2 million for the three months ended June 30, 2025 to $19.3 million for the three months ended June 30, 2026 and by $0.4 million, or 1%, from $38.7 million for the six months ended June 30, 2025 to $38.4 million for the six months ended June 30, 2026. Our net loss increased by $1.3 million, or 13%, from $9.9 million for the three months ended June 30, 2025 to $11.3 million for the three months ended June 30, 2026 and increased by $2.3 million, or 11% from $21.2 million for the six months ended June 30, 2025 to $23.5 million for the six months ended June 30, 2026. We have not been profitable since inception and as of June 30, 2026, we had an accumulated deficit of $421.1 million. We expect to incur losses for the foreseeable future.

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

Imposition of Tariffs on Import of Product: Our OviTex and OviTex PRS products are manufactured by Aroa at their FDA registered and ISO 13485 compliant facility in Auckland, New Zealand. As of the date of this report, the U.S. has imposed a 12.5% tariff on imports from New Zealand, including on the import of medical devices. While the terms of our agreement with Aroa provide that each of Aroa and our company will share equally the cost of the tariffs, the cost to cover such tariffs could lead us to increase the price of certain of our products, which may adversely impact demand for our products and competitive positioning.

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

Components of Our Results of Operations

Revenue

The majority of our revenue consists of direct sales of our products to hospital accounts in the U.S. Depending on the terms of our agreements with our customers, we recognize revenue related to product sales when control transfers, which generally occurs when the product is shipped to the customer, or when the product is utilized in a surgical procedure in the case of consignment agreements. Fees charged to customers for shipping are recognized as revenue. The recent revenue decline has been driven by decreasing OviTex PRS sales and price mix headwinds in the U.S. related to growth of smaller sized units.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Change
	2026	2025	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$19,291	$20,197	$(906)	(4)%
Cost of revenue (excluding amortization of intangible assets)	5,253	5,997	(744)	(12)
Amortization of intangible assets	95	95	—	—
Gross profit	13,943	14,105	(162)	(1)
Gross margin	72%	70%
Operating expenses:
Sales and marketing	16,442	16,857	(415)	(2)
General and administrative	4,061	4,126	(65)	(2)
Research and development	2,723	2,203	520	24
Total operating expenses	23,226	23,186	40	0
Loss from operations	(9,283)	(9,081)	(202)	2
Other (expense) income:
Interest expense	(2,076)	(1,188)	(888)	75
Other income	157	379	(222)	(59)
Total other expense, net	(1,919)	(809)	(1,110)	137
Loss before income tax expense	(11,202)	(9,890)	(1,312)	13
Income tax expense	(60)	(33)	(27)	82
Net loss	$(11,262)	$(9,923)	$(1,339)	13%

Revenue

Revenue decreased by $0.9 million, or 4%, to $19.3 million for the three months ended June 30, 2026, from $20.2 million for the three months ended June 30, 2025. The decrease in revenue was primarily driven by a decline in OviTex PRS sales and price mix headwinds in the U.S. related to growth of smaller sized units and partially offset by growing international sales. During the three months ended June 30, 2026, we sold 5,776 units of OviTex as compared to 5,178 units of OviTex during the three months ended June 30, 2025, a 12% increase in unit sales volume. Additionally, we sold 1,050 units of OviTex PRS during the three months ended June 30, 2026 as compared to 1,362 units during the three months ended June 30, 2025, a 23% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) decreased by $0.7 million, or 12%, to $5.3 million for the three months ended June 30, 2026 from $6.0 million for the three months ended June 30, 2025. The decrease in cost of revenue was primarily due to the decline in revenue and a refund of tariffs paid in 2025 of $0.6 million

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended June 30, 2026 and 2025.

Gross Profit

Gross profit decreased by $0.2 million, or 1%, to $13.9 million for the three months ended June 30,2026, from $14.1 million for the three months ended June 30, 2025. The decrease was primarily the result of the decline in revenue which offset the refund of tariffs paid.

Gross Margin

Gross margin increased to 72% for the three months ended June 30, 2026, from 70% for the three months ended June 30, 2025. The increase was primarily due to a lower charge for excess and obsolete inventory as a percentage of revenue and the tariff refund.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million, or 2%, to $16.4 million for the three months ended June 30, 2026, from $16.9 million for the three months ended June 30, 2025. The decrease was due to lower compensation and benefits primarily from a decrease in headcount which offset higher meeting and training costs.

General and Administrative

General and administrative expenses decreased by $65,000, or 2%, to $4.1 million for the three months ended June 30, 2026, from $4.1 million for the three months ended June 30, 2025. The slight decrease was primarily due to lower compensation costs from a decrease in headcount partially offset by higher professional fees.

Research and Development

Research and development expenses increased by $0.5 million, or 24%, to $2.7 million for the three months ended June 30, 2026 from $2.2 million for the three months ended June 30, 2025. The increase was primarily due to higher compensation and benefits from additional headcount and increased study costs.

Interest Expense

Interest expense increased by $0.9 million, or 75% to $2.1 million for the three months ended June 30, 2026, from $1.2 million for the three months ended June 30, 2025 due to an increase in the borrowing base and the interest rate from our new credit facility.

Other Income

Other income decreased by $0.2 million, or 59%, to $0.2 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025 primarily due to lower interest income from lower cash balances and lower interest rates.

Income Tax Expense

We recorded tax expense of $60,000 and $33,000 related to our foreign jurisdiction for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$38,350	$38,717	$(367)	(1)%
Cost of revenue (excluding amortization of intangible assets)	11,697	11,910	(213)	(2)
Amortization of intangible assets	190	190	—	—
Gross profit	26,463	26,617	(154)	(1)
Gross margin	69%	69%
Operating expenses:
Sales and marketing	32,979	33,465	(486)	(1)
General and administrative	8,227	7,962	265	3
Research and development	5,066	4,743	323	7
Total operating expenses	46,272	46,170	102	0
Loss from operations	(19,809)	(19,553)	(256)	1
Other (expense) income:
Interest expense	(4,129)	(2,407)	(1,722)	72
Other income	523	858	(335)	(39)
Total other expense, net	(3,606)	(1,549)	(2,057)	133
Loss before income tax expense	(23,415)	(21,102)	(2,313)	11
Income tax expense	(120)	(85)	(35)	41
Net loss	$(23,535)	$(21,187)	$(2,348)	11%

Revenue

Revenue decreased by $0.4 million, or 1%, to $38.4 million for the six months ended June 30, 2026 from $38.7 million for the six months ended June 30, 2025. The decrease in revenue was primarily driven by a decline in OviTex PRS sales and price mix headwinds in the U.S. related to growth of smaller sized units partially offset by growing international sales. During the six months ended June 30, 2026, we sold 11,555 units of OviTex as compared to 10,170 units of OviTex during the six months ended June 30, 2025, a 14% increase in unit sales volume. Additionally, we sold 2,183 units of OviTex PRS during the six months ended June 30, 2026 as compared to 2,532 units during the six months ended June 30, 2025, a 14% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) decreased by $0.2 million, or 2%, to $11.7 million for the six months ended June 30, 2026, from $11.9 million for the six months ended June 30, 2025. The decrease in cost of revenue was primarily due to the decline in revenue and a refund of tariffs paid in 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for both the six months ended June 30, 2026 and 2025.

Gross Profit

Gross profit decreased by $0.2 million, or 1%, to $26.5 million for the six months ended June 30, 2026, from $26.6 million for the six months ended June 30, 2025. The decrease was primarily the result of the decrease in revenue.

Gross Margin

Gross margin was 69% for both the six months ended June 30, 2026 and 2025.

Sales and Marketing

Sales and marketing expenses decreased by $0.5 million, or 1%, to $33.0 million for the six months ended June 30, 2026, from $33.5 million for the six months ended June 30, 2025. The decrease was primarily due to lower compensation costs primarily from a decrease in headcount and lower travel expenses which offset higher meeting and training costs.

General and Administrative

General and administrative expenses increased by $0.3 million, or 3%, to $8.2 million for the six months ended June 30, 2026, from $8.0 million for the six months ended June 30, 2025. The increase was primarily due to increased professional fees and bad debt expense which offset lower compensation costs primarily from a decrease in headcount.

Research and Development

Research and development expenses increased by $0.3 million, or 7%, to $5.1 million for the six months ended June 30, 2026, from $4.7 million for the six months ended June 30, 2025 primarily due to increased compensation costs from an increase in headcount and higher study and development costs.

Interest Expense

Interest expense increased by $1.7 million or 72% to $4.1 million for the six months ended June 30, 2026, from $2.4 million for the six months ended June 30, 2025 due to an increase in the borrowing base and the interest rate from our new credit facility.

Other Income

Other income decreased by $0.3 million, or 39%, to $0.5 million for the six months ended June 30, 2026, from $0.9 million for the six months ended June 30, 2025 primarily due to lower interest income from lower cash balances and lower interest rates.

Income Tax Expense

We recorded tax expense of $0.1 million and $85,000 related to our foreign jurisdiction for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents of $30.4 million, working capital of $36.3 million and an accumulated deficit of $421.1 million. As of December 31, 2025, we had cash and cash equivalents of $50.8 million, working capital of $57.6 million and an accumulated deficit of $397.6 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of June 30, 2026, we had $60.0 million of borrowings outstanding under our credit facility (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings V, LP (“Perceptive”). The Perceptive Credit Agreement matures in November 2030.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash used in operating activities	$(20,551)	$(17,630)
Cash provided by investing activities	429	342
Cash used by financing activities	(313)	(119)
Effect of exchange rate changes on cash and cash equivalents	(36)	(286)
Net decrease in cash and cash equivalents and restricted cash	$(20,471)	$(17,693)

Operating Activities

During the six months ended June 30, 2026, we used $20.6 million of cash in operating activities, resulting from our net loss of $23.5 million and changes in operating assets and liabilities of $0.8 million, partially offset by our non-cash items of $3.8 million. Our non-cash items were primarily comprised of stock-based compensation expense of $1.4 million, our excess and obsolete inventory charge of $1.2 million, depreciation and amortization expense of $0.5 million and noncash interest expense of $0.5 million. The change in our operating assets and liabilities was primarily related to an increase in inventory offset by an increase in accounts payable. Consistent with historical trends, cash used in operations in each of the remaining quarters of the fiscal year ending December 31, 2026 is expected to be lower than the amount reported for the six months ended June 30, 2026.

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

Investing Activities

During the six months ended June 30, 2026, cash provided by investing activities was $0.4 million consisting of proceeds received from the sale of NIVIS of $0.6 million offset by $0.2 million in purchases of property and equipment.

During the six months ended June 30, 2025, cash provided by investing activities was $0.3 million consisting of proceeds received from the sale of NIVIS of $0.5 million offset by $0.1 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, cash used in financing activities was $0.3 million, consisting primarily of payments of accrued offering costs and payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

During the six months ended June 30, 2025, cash used in financing activities was $0.1 million, consisting primarily of payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

Indebtedness

On November 13, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive, which provides for a senior secured term loan facility in an aggregate principal amount of up to $70.0 million. An initial loan in an aggregate principal amount of $60.0 million (the “Initial Loan”) was funded under the Perceptive Term Loan Facility on November 14, 2025 (the “Closing Date”). In addition to the Initial Loan, the Perceptive Term Loan Facility includes an additional delayed draw loan in an aggregate principal amount of $10.0 million to be available in a single drawing after the Closing Date on or prior to the Delayed Draw Commitment Termination Date (as defined in the Credit Agreement but not later than April 30, 2027) (the “Delayed Draw Loan,” together with the Initial Loan, the “Loans”), which will be accessible by the Company contingent on it achieving net revenue thresholds and satisfying certain customary conditions precedent. The Perceptive Term Loan Facility has a maturity date of November 14, 2030.

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

Contractual Obligations and Commitments

As of June 30, 2026, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the Perceptive Credit Agreement bears interest at a floating rate of interest, which resets monthly and is equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.3 million increase to our interest expense for the six months ended June 30, 2026.

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

Our current cash position, losses, negative cash flows from operations and covenant requirements under our Credit Agreement with Perceptive raise substantial doubt about our ability to continue as a going concern.

To date, we have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. Our Credit Agreement with Perceptive requires compliance with certain financial covenants, including minimum revenue and liquidity thresholds. Our ability to manage our future covenant compliance is dependent in part upon our ability to grow revenue and manage expenses. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2026, although we were in compliance with these covenants as of June 30, 2026 and we had cash and cash equivalents of $30.4 million, our current forecasts indicate that it is probable that we will not achieve the minimum revenue threshold required under the Credit Agreement for certain future quarterly periods within the twelve month period after June 30, 2026. If we fail to satisfy the minimum revenue covenant, or any other covenant, and do not obtain a waiver or amendment from Perceptive, Perceptive could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Credit Agreement,  terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. We do not expect to have sufficient liquidity to repay such obligations if repayment were accelerated and therefore there is substantial doubt as to whether we can continue as a going concern for the twelve months from the period ended June 30, 2026.

To address these conditions, we are evaluating and pursuing various actions, including seeking a waiver of, or amendment to, the applicable minimum revenue covenant requirements under the Credit Agreement, pursuing strategic initiatives intended to increase revenues, and implementing measures designed to reduce operating expenses. There can be no assurances that we will successfully negotiate such a waiver or amendment on acceptable terms, or at all, or that we will successfully implement adequate strategic initiatives resulting in an increase revenue to or reduction of expenses. Furthermore, our ability to achieve the level of revenue growth necessary to comply with the minimum revenue covenant is dependent on future operating performance and other factors that are not entirely within our control. In addition, the perception that we may not be able to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns about our ability to meet our contractual obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

TELA BIO, INC.

Date: August 11, 2026	By:	/s/ HEATHER GETZ
Heather Getz
Chief Executive Officer
(Principal executive officer)

Date: August 11, 2026	By:	/s/ ROBERTO CUCA
Roberto Cuca
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal financial officer)

Date: August 11, 2026	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)