Form 10-Q
period 2026-09-30
TELA Bio, Inc.
filed 2026-11-10
CIK 1561921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 45,188,230 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing, and our ability to continue as a going concern;
●	our ability to maintain compliance with the listing requirements of the Nasdaq Global Market (“Nasdaq”);
●	our ability to maintain compliance with the financial and other covenants under our credit agreement;
●	the commercial success and degree of market acceptance of our products;
●	the introduction of new products or product enhancements by us or others in our industry, including new products which may be perceived to negatively impact the demand for our products now or in the future;
●	our ability to expand, manage and maintain our direct sales and marketing organization and to market and sell our products in the United States (“U.S.”) and Europe;
●	the performance of our exclusive contract manufacturer for our OviTex and OviTex PRS products, Aroa Biosurgery Ltd. (“Aroa”), in connection with the supply of product and in the development of additional products and product configurations within these products;
●	our ability to maintain our supply chain integrity and expand our supply chain to manage increased demand for our products;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current products and any future products we may seek to commercialize;
●	our ability to enhance our products, expand our indications and develop and commercialize additional products;
●	the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
●	the size of the markets for our current and future products;
●	our ability to recruit and retain senior management and other highly qualified personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	our ability to maintain regulatory approval for our products;
●	our ability to commercialize or obtain regulatory approvals for our future products, or the effect of delays in commercializing or obtaining regulatory approvals;
●	decreasing selling prices and pricing pressures;
●	regulatory developments in the U.S., including regulatory developments due to current or future changes in the U.S. presidential administration and European markets;
●	the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;

●	any decrease in frequency of surgical procedures using our products, whether through outbreak of illness or disease, cybersecurity events impacting hospital operations, potential hospital closures, labor and hospital;
●	the occurrence of adverse safety events, restrictions on use with our products or product liability claims; and

staffing shortages, supply chain disruptions to critical surgical and hospital supplies, and any applicable adverse healthcare economic factors;

●	the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), geopolitical tensions or the outbreak of hostilities or war;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
●	our expectations regarding the use of proceeds from recent and any future financings, if any; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), our subsequent Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TELA Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,664	$50,845
Accounts receivable, net of allowances of $621 and $287	9,273	10,347
Inventory	11,609	11,016
Prepaid expenses and other current assets	1,054	3,373
Total current assets	44,600	75,581
Property and equipment, net	1,881	2,226
Intangible assets, net	1,074	1,359
Right-of-use assets	1,314	1,502
Other long-term assets	425	500
Restricted cash	200	250
Total assets	$49,494	$81,418

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,394	$2,309
Accrued expenses and other current liabilities	14,164	15,666
Current debt	56,299	—
Total current liabilities	72,857	17,975
Long‑term debt	—	55,653
Other long‑term liabilities	1,213	1,477
Total liabilities	74,070	75,105

Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 200,000,000 shares authorized; 45,143,410 and 44,538,264 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	45	44
Additional paid-in capital	405,694	403,739
Accumulated other comprehensive income	83	91
Accumulated deficit	(430,398)	(397,561)
Total stockholders’ (deficit) equity	(24,576)	6,313
Total liabilities and stockholders’ (deficit) equity	$49,494	$81,418

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$18,959	$20,689	$57,309	$59,406
Cost of revenue (excluding amortization of intangible assets)	6,556	6,625	18,253	18,535
Amortization of intangible assets	95	95	285	285
Gross profit	12,308	13,969	38,771	40,586
Operating expenses:
Sales and marketing	13,008	15,066	45,460	48,289
General and administrative	3,003	3,948	11,221	11,910
Research and development	1,603	2,348	6,669	7,091
Other	1,984	161	2,520	403
Total operating expenses	19,598	21,523	65,870	67,693
Loss from operations	(7,290)	(7,554)	(27,099)	(27,107)
Other (expense) income:
Interest expense	(2,099)	(1,201)	(6,228)	(3,608)
Other income	190	152	713	1,010
Total other expense, net	(1,909)	(1,049)	(5,515)	(2,598)
Loss before income tax expense	(9,199)	(8,603)	(32,614)	(29,705)
Income tax expense	(103)	—	(223)	(85)
Net loss	$(9,302)	$(8,603)	$(32,837)	$(29,790)
Net loss per common share, basic and diluted	$(0.16)	$(0.19)	$(0.57)	$(0.66)
Weighted average common shares outstanding, basic and diluted	57,689,149	45,421,795	57,456,519	45,351,947
Comprehensive loss:
Net loss	$(9,302)	$(8,603)	$(32,837)	$(29,790)
Foreign currency translation adjustment	(1)	(2)	(8)	1
Comprehensive loss	$(9,303)	$(8,605)	$(32,845)	$(29,789)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Nine Months Ended September 30, 2026

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2026	44,833,942	$45	$405,101	$84	$(421,096)	$(15,866)
Vesting of restricted stock units	350,626	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	31,080	—	20	—	—	20
Shares withheld for employee taxes	(99,395)	—	(74)	—	—	(74)
Issuance of common stock in lieu of cash retainer	27,157		21			21
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Stock‑based compensation expense	—	—	626	—	—	626
Net loss	—	—	—	—	(9,302)	(9,302)
Balance at September 30, 2026	45,143,410	$45	$405,694	$83	$(430,398)	$(24,576)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2026	44,538,264	$44	$403,739	$91	$(397,561)	$6,313
Vesting of restricted stock units	740,071	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	63,222	—	47	—	—	47
Shares withheld for employee taxes	(225,304)	—	(168)	—	—	(168)
Issuance of common stock in lieu of cash retainer	27,157	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Stock‑based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	—	(32,837)	(32,837)
Balance at September 30, 2026	45,143,410	$45	$405,694	$83	$(430,398)	$(24,576)

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Nine Months Ended September 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at July 1, 2025	39,584,178	$40	$388,968	$93	$(379,917)	$9,184
Vesting of restricted stock units and exercise of stock options	37,590	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	30,917	—	45	—	—	45
Shares withheld for employee taxes	(11,150)	—	(21)	—	—	(21)
Exercise of pre-funded warrant	700,000	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock‑based compensation expense	—	—	955	—	—	955
Net loss	—	—	—	—	(8,603)	(8,603)
Balance at September 30, 2025	40,341,535	$40	$389,946	$91	$(388,520)	$1,557

				Accumulated
			Additional	other
	Common stock		paid‑in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balance at January 1, 2025	39,395,712	$39	$387,059	$90	$(358,730)	$28,458
Vesting of restricted stock units and exercise of stock options	268,601	1	—	—	—	1
Issuance of common stock under the employee stock purchase plan	58,235	—	105	—	—	105
Shares withheld for employee taxes	(81,013)	—	(201)	—	—	(201)
Exercise of pre-funded warrant	700,000	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	1	—	1
Stock‑based compensation expense	—	—	2,984	—	—	2,984
Net loss	—	—	—	—	(29,790)	(29,790)
Balance at September 30, 2025	40,341,535	$40	$389,946	$91	$(388,520)	$1,557

See accompanying notes to unaudited interim consolidated financial statements.

TELA Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,837)	$(29,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	512	500
Noncash interest expense	722	370
Amortization of intangible assets	285	285
Net changes in operating lease ROU assets and liabilities	(68)	323
Inventory excess and obsolescence charge	2,097	1,542
Stock‑based compensation expense	2,055	2,984
Issuance of common stock in lieu of cash retainer	21	—
Income tax expense	147	85
Loss on disposal of fixed assets	18	—
Change in operating assets and liabilities:
Accounts receivable, net	1,043	(1,042)
Inventory	(2,712)	(228)
Prepaid expenses and other current and long-term assets	686	286
Accounts payable	90	204
Accrued expenses and other current and long-term liabilities	(1,377)	1,097
Foreign currency transaction loss	75	35
Net cash used in operating activities	(29,243)	(23,349)
Cash flows from investing activities:
Purchase of property and equipment	(185)	(357)
Proceeds from the sale of product line	1,631	1,011
Net cash provided by investing activities	1,446	654
Cash flows from financing activities:
Payment of accrued offering costs	(247)	—
Vesting of restricted stock units	1	1
Payment of withholding taxes related to stock-based compensation to employees	(168)	(201)
Proceeds from issuance of common stock under the employee stock purchase plan	47	105
Net cash used in financing activities	(367)	(95)
Effect of exchange rate on cash and cash equivalents	(67)	(182)
Net decrease in cash and cash equivalents and restricted cash	(28,231)	(22,972)
Cash and cash equivalents and restricted cash, beginning of period	51,095	52,935
Cash and cash equivalents and restricted cash, end of period	$22,864	$29,963
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,506	$3,978
Cash paid during the period for taxes	$76	$—
Supplemental disclosures of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$15

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

(3) Going Concern

The Company’s operations to date have focused on commercializing products, developing and acquiring technology and assets, business planning, raising capital and organization and staffing. The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $430.4 million as of September 30, 2026. The Company anticipates incurring additional losses until such time, if ever, it can generate sufficient revenue from its products to cover its expenses.

Management has evaluated the Company's ability to continue as a going concern for the twelve-month period following the issuance date of these consolidated financial statements. The Company’s Credit Agreement with Perceptive (see Note 6, “Long-Term Debt”) requires compliance with certain financial covenants, including minimum revenue and liquidity thresholds. Management's current forecasts indicate it is probable that the Company will not achieve the minimum revenue threshold required under the Credit Agreement during the twelve-month period following the issuance of these consolidated financial statements. On September 28, 2026, the Company entered into a Limited Consent to Credit Agreement and Guaranty (the “Limited Consent”) with Perceptive, pursuant to the Limited Consent, the Consenting Lenders (as defined in the Limited Consent) agreed that the minimum revenue covenant will not be tested with respect to the fiscal quarters ending September 30, 2026 and December 31, 2026. If the Company fails to satisfy the applicable covenant requirements and does not obtain a waiver or amendment from Perceptive in the periods tested following December 31, 2026, the lender could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Credit Agreement. The Company does not expect to have sufficient liquidity to repay such obligations if repayment were accelerated.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

These conditions and events raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

To address these conditions, management is evaluating and has pursued, and is continuing to pursue various actions, including seeking a waiver of, or amendment to, the applicable covenant requirements under the Credit Agreement, pursuing strategic initiatives intended to increase revenues, and implementing measures designed to reduce operating expenses. While management believes that such measures can be implemented, such actions would not eliminate the risk of noncompliance with the revenue covenant after the applicable waiver period. In addition, the Company’s ability to achieve the level of revenue growth necessary to comply with the covenant is dependent on future operating performance and other factors that are not entirely within management’s control. Accordingly, management has concluded that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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

Operating Expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reduction in force and related legal expenses. To conform to current period presentation, $0.2 million and $0.4 million of sales and marketing expenses related to severance for the three and nine months ended September 30,

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

2025, respectively, have been reclassified as other in the consolidated statements of operations and comprehensive loss presented in this Quarterly Report on Form 10-Q. The following table summarizes the Company’s expenses classified as other in the consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Severance expense	$1,700	$161	$2,236	$403
Legal expenses related to reduction in force	284	—	284	—
Total other	$1,984	$161	$2,520	$403

See Note 10 “Reduction in Force” for additional information regarding the severance expense classified as other in the consolidated statements of operations and comprehensive loss.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The tables below summarizes the items included within net loss regularly provided to the CODM:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$18,959	$20,689	$57,309	$59,406
Cost of revenue (excluding amortization of intangible assets and write-off of expired product)	5,586	6,124	16,552	16,623
Cost of revenue (amortization of intangible assets and write-off of expired product)	1,065	596	1,986	2,197
Gross profit	12,308	13,969	38,771	40,586
Sales and marketing:
Sales and sales management	8,253	10,291	29,051	33,025
International	1,912	1,329	5,932	4,137
Other sales and marketing (a)	2,843	3,446	10,477	11,127
Total sales and marketing	13,008	15,066	45,460	48,289
General and Administrative:
Finance and Legal	1,428	1,842	5,450	5,761
Other general and administrative (b)	1,575	2,106	5,771	6,149
Total general and administrative	3,003	3,948	11,221	11,910
Research and Development:
Clinical	805	873	3,028	2,654
Regulatory and quality	299	468	1,387	1,334
Other research and development (c)	499	1,007	2,254	3,103
Total research and development	1,603	2,348	6,669	7,091
Other	1,984	161	2,520	403
Other segment items (d)	(2,012)	(1,049)	(5,738)	(2,683)
Net loss	$(9,302)	$(8,603)	$(32,837)	$(29,790)

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

	September 30,
	2026	2025
Cash and cash equivalents	$22,664	$29,713
Restricted cash	200	250
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$22,864	$29,963

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

The following table presents revenue disaggregated by the Company’s portfolio of products (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
OviTex	$13,166	$13,206	$39,093	$37,802
OviTex PRS	5,108	7,079	16,449	20,456
Other	685	404	1,767	1,148
Total revenue	$18,959	$20,689	$57,309	$59,406

Sales outside of the U.S. were $3.6 million and $3.0 million, respectively, for the three months ended September 30, 2026 and 2025 and $11.1 million and $8.7 million, respectively, for the nine months ended September 30, 2026 and 2025. Sales within the U.S. were $15.4 million and $17.7 million, respectively, for the three months ended September 30, 2026 and 2025 and $46.2 million and $50.7 million, respectively, for the nine months ended September 30, 2026 and 2025.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Cash equivalents – money market fund	$20,121	$—	$—

December 31, 2025:
Cash equivalents – money market fund	$47,068	$—	$—

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

	Nine months ended September 30,
	2026	2025
Stock options	5,526,842	2,655,472
Unvested restricted stock units	1,948,572	1,309,701
Common stock warrants	88,556	88,556
Common stock warrants issued with credit agreement	2,000,000	—
Total	9,563,970	4,053,729

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

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and related benefits	$5,717	$7,096
Third-party and professional fees	3,927	3,525
Amounts due to contract manufacturer	2,745	3,058
Current portion of operating lease liabilities	532	524
Research and development expenses	30	27
Income/sales tax payable	849	725
Other	364	711
Total accrued expenses and other current liabilities	$14,164	$15,666

(6) Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Perceptive term loan	$60,000	$60,000
Unamortized issuance costs	(3,701)	(4,347)
Total debt	$56,299	$55,653

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Perceptive Term Loan

On November 13, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings V, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured term loan facility in an aggregate principal amount of up to $70.0 million (the “Perceptive Term Loan Facility”). An initial loan in an aggregate principal amount of $60.0 million (the “Initial Loan”) was funded under the Perceptive Term Loan Facility on November 14, 2025 (the “Closing Date”). In addition to the Initial Loan, the Perceptive Term Loan Facility includes an additional delayed draw loan in an aggregate principal amount of $10.0 million to be available in a single drawing after the Closing Date on or prior to the Delayed Draw Commitment Termination Date (as defined in the Credit Agreement but not later than April 30, 2027) (the “Delayed Draw Loan,” together with the Initial Loan, the “Loans”), which will be accessible by the Company contingent on it achieving specified net revenue thresholds and satisfying certain customary conditions precedent. The Perceptive Term Loan Facility has a maturity date of November 14, 2030 (the “Maturity Date”). During the three months ended September 30, 2026, the debt was reclassified from long-term to current. As previously discussed in Note 3, Perceptive agreed in September 2026 that the minimum revenue covenant will not be tested with respect to the fiscal quarters ending September 30, 2026 and December 31, 2026. Given the periods not tested do not extend beyond one year from the reporting date and the Company may not satisfy the applicable covenant requirements for periods after December 31, 2026 and may not obtain additional waivers or amendments from Perceptive, the debt was classified as current.

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

The Warrants have an expiration date of November 14, 2035 and may be exercised on a cashless or “net” basis. The Warrants are freely transferable and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the underlying shares is greater than the then-applicable exercise price. The exercise price described herein is subject to adjustment for certain recapitalization events, as further described in the Warrants. Pursuant to the Warrants, the Company has granted Perceptive certain resale registration rights in respect of the Warrant Shares. The Company determined that the Warrants were equity classified and therefore allocated the proceeds received between the debt and warrants based on their relative fair values. The amount allocated to the Warrants, or $1.4 million, was treated as an additional debt issuance cost. None of the Warrants have been exercised as of September 30, 2026.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of its business. The negative covenants restrict or limit the Company’s ability to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change the Company’s fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of $5.0 million and (ii) as of each quarterly calculation date set forth in the Credit Agreement, maintain revenue that is not less than the amounts specified in the Credit Agreement. The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part. On September 28, 2026, the Company entered into the “Limited Consent with Perceptive, pursuant to the Limited Consent, the Consenting Lenders (as defined in the Limited Consent) agreed that the minimum Revenue (as defined in the Credit Agreement) covenant set forth in Section 10.02 of the Credit Agreement shall not be tested with respect to the fiscal quarters ending on or about September 30, 2026 and December 31, 2026. If the Company fails to satisfy the applicable covenant requirements and does not obtain a waiver or amendment from Perceptive in the periods tested following December 31, 2026, the lender could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Credit Agreement.

Interest expense associated with the Perceptive Credit Agreement recorded for the three months ended September 30, 2026 was $2.1 million, of which $0.2 million was related to the amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2026 was $6.2 million, of which $0.7 million was related to the amortization of debt issuance costs.

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

The MidCap term loan bore interest at a rate equal to 6.25% plus the greater of one-month Term SOFR (as defined in the MidCap Credit Agreement) or 1.0%. Interest expense associated with the MidCap Credit Facility recorded for the three months ended September 30, 2025 was $1.2 million, of which $0.1 million, was related to the amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2025 was $3.6 million, of which $0.4 million was related to the amortization of debt issuance costs.

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

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Warrants

The Company had the following warrants outstanding to purchase common stock at September 30, 2026:

		Exercise	Expiration
	Outstanding	price	dates
Common stock warrants	8,379	$28.65	2028
Common stock warrants	80,177	28.65	2027
Common stock warrants issued with credit agreement	2,000,000	1.11	2035
Pre-funded common stock warrants	12,623,000	0.0001	NA
	14,711,556

The following table summarizes warrant activity:

Number of
warrants
Outstanding at January 1, 2026	14,711,556
Granted	—
Exercised	—
Canceled/forfeited	—
Outstanding at September 30, 2026	14,711,556

(8) Sale of Product Line

In March 2024, the Company entered into an Asset Purchase Agreement (“APA”) with MiMedx Group, Inc. (“MDXG”) to sell certain assets (the “Transaction”) related to NIVIS Fibrillar Collagen Pack Device (“NIVIS”). These assets mainly included the Company’s existing inventory of NIVIS, with a net carrying value of $0.8 million, and certain intellectual property rights to sell NIVIS, with no carrying value. MDXG assumed the Company’s existing supply agreements, including the minimum obligations for NIVIS that the Company entered into in 2022 ahead of the initial sales of NIVIS. In exchange for entering into the Transaction, the Company received an initial $5.0 million upfront payment and was entitled to receive future revenue-sharing payments based on the net sales of NIVIS (now marketed as HELIOGEN) during the first two years following its launch by MDXG, which revenue-sharing payments would range from a minimum of $3.0 million to a maximum of $7.0 million in the aggregate. In addition, $0.4 million of consideration was received for existing NIVIS inventory on-hand. Any consideration in excess of $3.0 million up to $7.0 million was considered variable consideration that was fully constrained.

The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20 and followed the principles of ASC 606 to determine the consideration of $8.4 million related to the Transaction which includes the consideration for the existing inventory. The Company transferred control of the nonfinancial asset group in March 2024 and upon closing recognized a gain of $7.6 million in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The $8.4 million transaction price included the minimum revenue-share payment of $3.0 million, which was recorded as a receivable when the deal closed. Revenue-share payments commenced after the third quarter of 2024 and the remainder of the minimum revenue share payment was collected during the three months ended September 30, 2026. During the term of the revenue-sharing payment period, the Company assessed the constraint of variable consideration at each reporting date and no changes were made to the estimate of variable consideration.

(9) Stock-Based Compensation

The Company has two equity incentive plans: the 2012 Stock Incentive Plan and the Amended and Restated 2019 Equity Incentive Plan (the “Plan”). On April 8, 2026, the Company’s board of directors approved an amendment to the Plan to increase the number of authorized shares issuable under the Plan by 3,500,000 shares. This amendment was approved by the Company’s stockholders on June 9, 2026 at the 2026 Annual Meeting. New awards can only be granted under the Plan. At September 30, 2026, 5,868,378 shares of common stock were available for future issuances under the Plan. The

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company estimates forfeitures that it expects will occur and adjusts expense for actual forfeitures in the periods they occur.

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense ratably over the vesting period of the award. The Company recorded stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales and marketing	$118	$264	$549	$844
General and administrative	475	565	1,328	1,772
Research and development	33	126	178	368
Total stock‑based compensation	$626	$955	$2,055	$2,984

Stock Options

The Company’s stock options vest based on the terms in each award agreement and generally vest over four years and have a term of 10 years.

The following table summarizes stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average exercise	contractual term
	shares	price per share	(years)
Outstanding at January 1, 2026	2,672,859	$8.62
Granted	3,504,960	0.81
Exercised	—	—
Canceled/forfeited	(650,977)	4.64
Outstanding at September 30, 2026	5,526,842	$4.13	6.51
Vested and expected to vest at September 30, 2026	5,235,465	$4.31	6.33
Exercisable at September 30, 2026	2,303,608	$8.65	2.08

Included in outstanding options at September 30, 2026 were 2,684,186 stock options granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). At September 30, 2026, the aggregate intrinsic value of outstanding options was $1.1 million and exercisable options was $0.1 million.

The weighted average grant-date fair value per share of options granted was $0.49 during the nine months ended September 30, 2026. The aggregate intrinsic value of options exercised was $0 for the nine months ended September 30, 2026. At September 30, 2026, the total unrecognized compensation expense related to unvested employee and nonemployee stock option awards was $1.5 million, which is expected to be recognized in expense over a weighted-average period of approximately 3.6 years.

TELA Bio, Inc.

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions in the table below:

Nine months ended September 30,
2026
Expected dividend yield	—
Expected volatility	68.0%
Risk‑free interest rate	4.28%
Expected term (in years)	6.06

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

The following table summarizes the service-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	1,104,662
Granted	1,858,735
Vested	(740,071)
Canceled/forfeited	(430,935)
Outstanding at September 30, 2026	1,792,391

The following table summarizes the performance-based RSUs for the Plan:

Number of
shares
Outstanding at January 1, 2026	216,500
Granted	—
Vested	—
Canceled/forfeited	(60,319)
Outstanding at September 30, 2026	156,181

Included in outstanding RSUs at September 30, 2026 were 760,010 RSUs granted outside of the Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The weighted average grant-date fair value per RSU granted was $0.80 during the nine months ended September 30, 2026. The aggregate intrinsic value of RSUs outstanding was $2.2 million at September 30, 2026. The total unrecognized compensation expense at September 30, 2026 related to RSUs was $1.7 million, excluding unrecognized compensation expense associated with performance-based RSUs that are not deemed probable of achievement, which is expected to be recognized in expense over a weighted-average period of approximately 2.9 years.

(10) Reduction in Force

In August 2026, the Company implemented a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 20% of the Company’s workforce. For the three months ended September 30, 2026, the Company incurred $1.7 million of employee severance expense related to the reduction in force.

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

Our OviTex products have received 510(k) clearances from the U.S. Food and Drug Administration, (“FDA”) which clearances were obtained and are currently held by our exclusive contract manufacturer of these products, Aroa. In April 2019, our first OviTex PRS products received 510(k) clearance from the FDA, which clearance was initially obtained by Aroa and is currently held by us. In March 2023, we received an additional 510(k) clearance for our OviTex PRS Long-Term Resorbable device, which is currently held by us. In May 2024, we received clearance of a Special 510(k) related to minor changes to our OviTex PRS Permanent and Short-Term Resorbable devices. In October 2024, we received approval from the FDA for our investigational device exemption application relating to the study of the safety and effectiveness of our OviTex PRS product in implant-based breast reconstruction. We continue to evaluate and finalize the clinical study protocol and anticipate additional FDA interactions related to such to support a pre-market application to obtain approval for an indication for OviTex PRS for use in breast reconstruction. In December 2024, we received clearance of a Special 510(k) related to two new additional large size product offerings in our OviTex PRS portfolio. Additionally, in September 2026, we received 510(k) clearance for our Liora Monofilament Scaffold (“Liora”) product. Liora is a fully resorbable surgical mesh device for soft tissue reinforcement that will enable us to expand our footprint in the soft tissue reconstruction market and is the first implant to be fully developed in our ISO 8 certified cleanroom.

Historically, we have sought to expand our service offerings beyond our OviTex and OviTex PRS products through commercial partnerships to distribute complimentary soft tissue preservation and restoration solutions. Some additional product offerings include or have included atraumatic mesh fixation devices or surgical wound management and infection control solutions. In September 2023, we entered into a distribution agreement with Advanced Medical

Solutions Limited, a company registered in England, to distribute their LIQUIFIX Hernia Mesh Fixation Devices (LIQUIFIX FIX8™ and LIQUIFIX Precision™). In March 2024, we announced the full commercial launch of LIQUIFIX in the U.S. We previously co-developed and commercialized the NIVIS Fibrillar Collagen Pack, (“NIVIS”) an absorbent matrix of Type I and Type III bovine collagen designed to manage moderately to heavily exudating wounds and to control minor bleeding, in partnership with Regenity Biosciences. In March 2024, we sold our distribution rights to MiMedx Group, Inc. in exchange for an initial $5.0 million payment and additional future payments aggregating to $3.0 million based on net sales of NIVIS (now marketed as HELIOGEN) during the first two years following its launch by MiMedx Group, Inc. All amounts have been collected as of September 30, 2026. We may assess additional strategic partnerships with medical device companies whereby we may enter into distribution, product development and/or licensing agreements for additional products complimentary to, or related to, existing and future products in our distribution channel, which could result in the payment by us of single digit percentage royalties or other product acquisition costs.

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

The vast majority of our revenue to date has been generated by the sale of our OviTex products. Our revenue decreased by $1.7 million, or 8%, from $20.7 million for the three months ended September 30, 2025 to $19.0 million for the three months ended September 30, 2026 and by $2.1 million, or 4%, from $59.4 million for the nine months ended September 30, 2025 to $57.3 million for the nine months ended September 30, 2026. Our net loss increased by $0.7 million, or 8%, from $8.6 million for the three months ended September 30, 2025 to $9.3 million for the three months ended September

30, 2026 and increased by $3.0 million, or 10% from $29.8 million for the nine months ended September 30, 2025 to $32.8 million for the nine months ended September 30, 2026. We have not been profitable since inception and as of September 30, 2026, we had an accumulated deficit of $430.4 million. We expect to incur losses for the foreseeable future. We announced in August 2026 that we implemented an initiative to strengthen our cost structure and have taken actions to reduce our annual operating expenses by approximately $17.0 million across the organization driven by a targeted headcount reduction of approximately 20% and the streamlining of external resources, while preserving our ability to invest in our core growth priorities and product innovation.

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

Financial Strain: Market acceptance of our medical products in the U.S. and other countries is dependent upon the procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding macroeconomic conditions and financial markets may adversely affect demand for our products and procedures and result in lower reimbursement rates or coverage for our products, resulting in lower sales volume and downward pricing pressure on our products and slower adoption of new products.

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

Cost of Revenue

Cost of revenue primarily consists of the costs of licensed products, charges related to excess and obsolete inventory adjustments, royalties and costs related to shipping, including tariffs. We purchase product from Aroa at a fixed transfer cost as a percentage of Aroa’s cost of goods, which, subject to a true-up adjustment, results in an amount equal to 27% of our net sales of our OviTex and OviTex PRS products, with the exception of OviTex IHR product configurations, for which we pay the greater of the initial fixed transfer cost or 27% of our net sales of OviTex IHR. The initial term of our Aroa License terminates on the expiration of the last patent covering bovine and ovine products, with an option to extend for an additional ten-year period. We expect our cost of revenue to increase in absolute dollars as, and to the extent, our sales volume grows. Any delay in volume growth, whether due to macroeconomic pressures or otherwise, could lead to additional charges to excess and obsolete inventory.

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

Other

Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance expense and other legal costs related to our reduction in force.

Interest Expense

Interest expense consists of cash interest under our credit facilities and non-cash interest attributable to the amortization of deferred financing costs related to our indebtedness.

Other Income

Other income consists primarily of income earned on our cash and cash equivalents offset by miscellaneous tax expenses and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three months ended September 30,		Change
	2026	2025	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$18,959	$20,689	$(1,730)	(8)%
Cost of revenue (excluding amortization of intangible assets)	6,556	6,625	(69)	(1)
Amortization of intangible assets	95	95	—	—
Gross profit	12,308	13,969	(1,661)	(12)
Gross margin	65%	68%
Operating expenses:
Sales and marketing	13,008	15,066	(2,058)	(14)
General and administrative	3,003	3,948	(945)	(24)
Research and development	1,603	2,348	(745)	(32)
Other	1,984	161	1,823	1,132
Total operating expenses	19,598	21,523	(1,925)	(9)
Loss from operations	(7,290)	(7,554)	264	(3)
Other (expense) income:
Interest expense	(2,099)	(1,201)	(898)	75
Other income	190	152	38	25
Total other expense, net	(1,909)	(1,049)	(860)	82
Loss before income tax expense	(9,199)	(8,603)	(596)	7
Income tax expense	(103)	—	(103)	NA
Net loss	$(9,302)	$(8,603)	$(699)	8%

Revenue

Revenue decreased by $1.7 million, or 8%, to $19.0 million for the three months ended September 30, 2026, from $20.7 million for the three months ended September 30, 2025. The decrease in revenue was primarily driven by a decline in OviTex PRS which was concentrated in a few accounts partially offset by growing international sales. During the three months ended September 30, 2026, we sold 5,757 units of OviTex as compared to 5,795 units of OviTex during the three months ended September 30, 2025, a 1% decrease in unit sales volume. Additionally, we sold 946 units of OviTex PRS during the three months ended September 30, 2026 as compared to 1,334 units during the three months ended September 30, 2025, a 29% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) decreased by $0.1 million, or 1%, to $6.5 million for the three months ended September 30, 2026 from $6.6 million for the three months ended September 30, 2025. The decrease in cost of revenue was primarily due to the decline in revenue partially offset by a write-off of expired inventory of $1.0 million resulting in a higher charge for excess and obsolete inventory.

Amortization of Intangible Assets

Amortization of intangible assets was $95,000 for both the three months ended September 30, 2026 and 2025.

Gross Profit

Gross profit decreased by $1.7 million, or 12%, to $12.3 million for the three months ended September 30,2026, from $14.0 million for the three months ended September 30, 2025. The decrease was primarily the result of the decline in revenue and a write-off of expired inventory of $1.0 million resulting in a higher charge for excess and obsolete inventory.

Gross Margin

Gross margin decreased to 65% for the three months ended September 30, 2026, from 68% for the three months ended September 30, 2025. The decrease was primarily due to a higher charge for excess and obsolete inventory as a percentage of revenue of 300 basis points.

Sales and Marketing

Sales and marketing expenses decreased by $2.1 million, or 14%, to $13.0 million for the three months ended September 30, 2026, from $15.1 million for the three months ended September 30, 2025. The decrease was due to lower compensation and benefits primarily from a decrease in headcount which offset higher study costs.

General and Administrative

General and administrative expenses decreased by $0.9 million, or 24%, to $3.0 million for the three months ended September 30, 2026, from $3.9 million for the three months ended September 30, 2025. The increase was primarily due to higher professional fees and bad debt expense which offset lower compensation costs from a decrease in headcount.

Research and Development

Research and development expenses decreased by $0.7 million, or 32%, to $1.6 million for the three months ended September 30, 2026 from $2.3 million for the three months ended September 30, 2025. The decrease was primarily due to lower compensation and benefits from a decrease in headcount and lower study costs.

Other

Other expenses increased by $1.8 million, to $2.0 million for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025. The increase was primarily due to our reduction in force.

Interest Expense

Interest expense increased by $0.9 million, or 75% to $2.1 million for the three months ended September 30, 2026, from $1.2 million for the three months ended September 30, 2025 due to an increase in the borrowing base and the interest rate from our new credit facility.

Other Income

Other income increased by $38,000, or 25% to $0.2 million for the three months ended September 30, 2026, from $0.2 million for the three months ended September 30, 2025 primarily due to fluctuations in foreign currency adjustments.

Income Tax Expense

We recorded tax expense of $0.1 million related to our foreign jurisdiction for the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percentage

	(in thousands, except percentages)
Revenue	$57,309	$59,406	$(2,097)	(4)%
Cost of revenue (excluding amortization of intangible assets)	18,253	18,535	(282)	(2)
Amortization of intangible assets	285	285	—	—
Gross profit	38,771	40,586	(1,815)	(4)
Gross margin	68%	68%
Operating expenses:
Sales and marketing	45,460	48,289	(2,829)	(6)
General and administrative	11,221	11,910	(689)	(6)
Research and development	6,669	7,091	(422)	(6)
Other	2,520	403	2,117	525
Total operating expenses	65,870	67,693	(1,823)	(3)
Loss from operations	(27,099)	(27,107)	8	(0)
Other (expense) income:
Interest expense	(6,228)	(3,608)	(2,620)	73
Other income	713	1,010	(297)	(29)
Total other expense, net	(5,515)	(2,598)	(2,917)	112
Loss before income tax expense	(32,614)	(29,705)	(2,909)	10
Income tax expense	(223)	(85)	(138)	162
Net loss	$(32,837)	$(29,790)	$(3,047)	10%

Revenue

Revenue decreased by $2.1 million, or 4%, to $57.3 million for the nine months ended September 30, 2026 from $59.4 million for the nine months ended September 30, 2025. The decrease in revenue was primarily driven by a decline in OviTex PRS sales and price mix headwinds in the U.S. related to growth of smaller sized units partially offset by growing international sales. During the nine months ended September 30, 2026, we sold 17,312 units of OviTex as compared to 15,965 units of OviTex during the nine months ended September 30, 2025, a 8% increase in unit sales volume. Additionally, we sold 3,129 units of OviTex PRS during the nine months ended September 30, 2026 as compared to 3,866 units during the nine months ended September 30, 2025, a 19% decline in unit sales volume.

Cost of Revenue

Cost of revenue (excluding amortization of intangible assets) decreased by $0.3 million, or 2%, to $18.3 million for the nine months ended September 30, 2026, from $18.5 million for the nine months ended September 30, 2025. The decrease in cost of revenue was primarily due to the decline in revenue offset by a refund of tariffs paid in 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for both the nine months ended September 30, 2026 and 2025.

Gross Profit

Gross profit decreased by $1.8 million, or 4%, to $38.8 million for the nine months ended September 30, 2026, from $40.6 million for the nine months ended September 30, 2025. The decrease was primarily the result of the decrease in revenue.

Gross Margin

Gross margin was 68% for both the nine months ended September 30, 2026 and 2025.

Sales and Marketing

Sales and marketing expenses decreased by $2.8 million, or 6%, to $45.5 million for the nine months ended September 30, 2026, from $48.3 million for the nine months ended September 30, 2025. The decrease was primarily due to lower compensation costs primarily from a decrease in headcount and lower travel expenses which offset higher meeting and training costs.

General and Administrative

General and administrative expenses decreased by $0.7 million, or 6%, to $11.2 million for the nine months ended September 30, 2026, from $11.9 million for the nine months ended September 30, 2025. The increase was primarily due to increased professional fees and bad debt expense which offset lower compensation costs primarily from a decrease in headcount.

Research and Development

Research and development expenses decreased by $0.4 million, or 6%, to $6.7 million for the nine months ended September 30, 2026, from $7.1 million for the nine months ended September 30, 2025 primarily due to decreased compensation costs from an decrease in headcount and lower study and development costs.

Other

Other expenses increased by $2.1 million, to $2.5 million for the nine months ended September 30, 2026, from $0.4 million for the nine months ended September 30, 2025. The increase was primarily due to our reduction in force.

Interest Expense

Interest expense increased by $2.6 million or 73% to $6.2 million for the nine months ended September 30, 2026, from $3.6 million for the nine months ended September 30, 2025 due to an increase in the borrowing base and the interest rate from our new credit facility.

Other Income

Other income decreased by $0.3 million, or 29%, to $0.7 million for the nine months ended September 30, 2026, from $1.0 million for the nine months ended September 30, 2025 primarily due to lower interest income from lower cash balances and lower interest rates.

Income Tax Expense

We recorded tax expense of $0.2 million and $85,000 related to our foreign jurisdiction for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had cash and cash equivalents of $22.7 million, negative working capital of $28.3 million due to the debt reclassification and an accumulated deficit of $430.4 million. As of December 31, 2025, we had cash and cash equivalents of $50.8 million, working capital of $57.6 million and an accumulated deficit of $397.6 million.

We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to invest in our sales and marketing initiatives to support our growth in existing and new markets and in additional research and development activities. As of September 30, 2026, we had $60.0 million of borrowings outstanding under our credit facility (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings V, LP (“Perceptive”). The Perceptive Credit Agreement matures in November 2030.

Based on our current business plan, our existing cash resources may not be sufficient to meet our capital requirements and fund our operations for at least the next 12 months from the issuance of this Quarterly Report. We may seek to sell common or preferred equity or debt securities or renegotiate our credit facility. In November 2023, we entered into a new Equity Distribution Agreement (the “Equity Agreement”) with Piper Sandler & Co, (“Piper”) in connection with the establishment of an at-the-market offering program under which we may sell shares of our common stock, from time to time through Piper as sales agent, in an initial amount of up to $50 million. No sales have ever been made under the Equity Agreement. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all, including as a result of market volatility stemming from macroeconomic conditions, including those related to banking instability, changes in trade policies, changes in interest rates or other factors. If we are unable to obtain adequate financing, we may be required to delay or reduce the current development, commercialization and marketing plans for our products.

As further discussed in Note 3, “Going Concern” in the accompanying unaudited interim consolidated financial statements, management’s current forecasts indicate it is probable that the Company will not achieve the minimum revenue threshold required under the Perceptive Credit Agreement during the twelve-month period following the issuance of these consolidated financial statements. If that were to occur, Perceptive could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Perceptive Credit Agreement. The Company does not expect to have sufficient liquidity to repay such obligations if repayment were accelerated. These conditions and events raise doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash used in operating activities	$(29,243)	$(23,349)
Cash provided by investing activities	1,446	654
Cash used by financing activities	(367)	(95)
Effect of exchange rate changes on cash and cash equivalents	(67)	(182)
Net decrease in cash and cash equivalents and restricted cash	$(28,231)	$(22,972)

Operating Activities

During the nine months ended September 30, 2026, we used $29.2 million of cash in operating activities, resulting from our net loss of $32.8 million and changes in operating assets and liabilities of $2.2 million, partially offset by our non-cash items of $5.8 million. Our non-cash items were primarily comprised of stock-based compensation expense of $2.1 million, our excess and obsolete inventory charge of $2.1 million, depreciation and amortization expense of $0.8 million and noncash interest expense of $0.7 million. The change in our operating assets and liabilities was primarily related to an increase in inventory and a decrease in accrued expenses offset by a decrease in accounts receivable. Consistent with historical trends, cash used in operations in the remaining quarter of the fiscal year ending December 31, 2026 is expected to be lower than the amount reported for the nine months ended September 30, 2026.

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

Investing Activities

During the nine months ended September 30, 2026, cash provided by investing activities was $1.4 million consisting of proceeds received from the sale of NIVIS of $1.6 million offset by $0.2 million in purchases of property and equipment.

During the nine months ended September 30, 2025, cash provided by investing activities was $0.7 million consisting of proceeds received from the sale of NIVIS of $1.0 million offset by $0.4 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, cash used in financing activities was $0.4 million, consisting primarily of payments of accrued offering costs and payments of withholding taxes related to stock-based compensation to employees partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

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

On September 28, 2026, the Company entered into the “Limited Consent with Perceptive, pursuant to the Limited Consent, the Consenting Lenders (as defined in the Limited Consent) agreed that the minimum Revenue (as defined in the Credit Agreement) covenant set forth in Section 10.02 of the Credit Agreement shall not be tested with respect to the fiscal quarters ending on or about September 30, 2026 and December 31, 2026. If the Company fails to satisfy the applicable covenant requirements and does not obtain a waiver or amendment from Perceptive in the periods tested following December 31, 2026, the lender could declare an event of default and accelerate repayment of all outstanding principal and accrued interest under the Credit Agreement.

Contractual Obligations and Commitments

As of September 30, 2026, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Annual Report.

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

As discussed above in the section of this Quarterly Report entitled “Liquidity and Capital Resources — Indebtedness,” the Perceptive Credit Agreement bears interest at a floating rate of interest, which resets monthly and is equal to 7.85% plus the greater of one-month Term SOFR or 4.25%. As a result, we are exposed to risks from changes in interest rates. A 1% increase in interest rates would have resulted in a $0.5 million increase to our interest expense for the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report and our Quarterly Reports, under the caption “Item 1A. Risk Factors.” There have been no material changes in our risk factors disclosed in our Annual Report and Quarterly Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1#	Employment Agreement, dated as of August 3, 2026, by and between the Company and Heather Getz.
10.2#	Separation Agreement and General Release, dated as of August 7, 2026, by and between the Company and Antony Koblish.
10.3#	Separation Agreement and General Release, dated as of August 31, 2026, by and between the Company and Roberto Cuca.
10.4

Limited Consent to Credit Agreement and Guaranty, dated as of September 28, 2026, by and among the Company and the Lenders party thereto and Perceptive Credit Holdings V, LP, as administrative agent and collateral agent.

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101 INS	Inline XBRL Instance Document (filed herewith).
101 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELA BIO, INC.

Date: November 10, 2026	By:	/s/ HEATHER GETZ
Heather Getz
Chief Executive Officer
(Principal executive and principal financial officer)

Date: November 10, 2026	By:	/s/ MEGAN SMEYKAL
Megan Smeykal
Chief Accounting Officer and Controller
(Principal accounting officer)